Form 10-K
period 1993-12-31
INTERSTATE POWER CO
filed 1994-03-21
CIK 51720

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C  20549

                                  FORM 10-K

For the fiscal year ended December 31, 1993   Commission file number 1-3632

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1993
                                   OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                     to

                          INTERSTATE POWER COMPANY
           (Exact name of registrant as specified in its charter)

               DELAWARE                                     42-0329500
 (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

1000 Main St., P.O. Box 769, Dubuque, IA                   52004-0769
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code           319-582-5421

Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange on
         Title of each class                         which registered
Common Stock Par Value $3.50 Per Share            ) New York Stock Exchange
                                                  ) Midwest Stock Exchange
                                                  ) Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:          N O N E

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X  .      No     .

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 1, 1994 the aggregate market value of the voting stock held by non-affiliates of the registrant was $249,110,282.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock.
                                                          Shares Outstanding
                                                            March 1, 1994
     Common Stock Par Value $3.50 Per Share                   9,400,388

     Documents incorporated by reference - portions of the Annual Report to Stockholders for 1993 (Exhibit EX-13) are incorporated by reference in Parts I, II and IV; portions of the Annual Proxy Statement for 1994 are incorporated by reference in Part III.

                          INTERSTATE POWER COMPANY
                        1993 Form 10-K Annual Report
                              Table of Contents

                                                                     Page
                                   Part I

Item 1.   Business                                                     1
             General                                                   1
             Construction Program                                      1
             Electric Operations                                       1
             Sources and Availability of Raw Materials                 2
             Duration and Effect of Electric Patents and Franchises    3
             Electric Seasonal Business                                3
             Working Capital Items                                     3
             Electric Governmental Regulations                         3
             Electric Competitive Conditions                           5
             Other Sources of Power                                    6
             Other Electric Operations                                 7
             Gas Operations                                            7
             Gas Sources and Availability of Raw Materials             7
             Duration and Effect of Gas Patents and Franchises         9
             Gas Seasonal Business                                     9
             Gas Governmental Regulations                              9
             Gas Competitive Conditions                               10
             Dependence of Segment Upon a Single Customer             10
             Research and Development                                 10
             Electric and Magnetic Fields                             10
             Environmental Regulations                                11
             Employees                                                14
             Accounting Matters                                       14
Item 2.   Properties                                                  15
             Electric Properties                                      15
             Generating Stations                                      16
             Gas Properties                                           17
             General Properties                                       17
             Titles                                                   17
Item 3.   Legal Proceedings                                           17
Item 4.   Submission of Matters to a Vote of Security Holders         18

                                   Part II

Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters                                      18
Item 6.   Selected Financial Data                                     18
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      19
Item 8.   Financial Statements and Supplementary Data                 19
Item 9.   Disagreements on Accounting and Financial Disclosure        19

                                  Part III

Item 10.  Executive Officers of the Registrant                        20
Item 11.  Executive Compensation                                      20
Item 12.  Security Ownership of Certain Beneficial Owners and
             Management                                               20
Item 13.  Certain Relationships and Related Transactions              21

                                   Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                              21
                                  PART I

ITEM 1.  BUSINESS

     (General)

     Interstate Power Company, (the company), is an operating public utility incorporated in 1925 under the laws of the State of Delaware. The company is engaged in the generation, purchase, transmission, distribution and sale of electricity. It owns property in portions of twenty-five counties in the northern and northeastern parts of Iowa, in portions of twenty-two counties in the southern part of Minnesota, and in portions of four counties in northwestern Illinois. The company also engages in the distribution and sale of natural gas in Albert Lea, Minnesota; Clinton, Mason City and Clear Lake, Iowa; Fulton and Savanna, Illinois and in a number of smaller Minnesota, Iowa and Illinois communities, and in the transportation of natural gas within Iowa, Minnesota and in interstate commerce.

     For information pertaining to industry segments and lines of business please refer to page 27 of Exhibit EX-13 (the Annual Report to Stockholders).

     (Construction Program)

     The table below shows actual construction expenditures for 1993 and estimated expenditures for the period 1994 through 1998:

                              (Thousands of Dollars)
          1993 Actual                $33,904
          1994 Est.                  $46,510
          1995 Est.                  $39,012
          1996 Est.                  $31,818
          1997 Est.                  $40,494
          1998 Est.                  $67,166

     Refer to (Environmental Regulations) on page 11 for additional information on construction expenditures related to compliance with the regulations of the Clean Air Act of 1990.


     (Electric Operations)

     Of the 234 communities served with electricity, Dubuque, Iowa, is the largest with a population of approximately 58,000. Other major cities served are Albert Lea, Minnesota and Clinton and Mason City, Iowa. The remainder of the communities served are under 15,000 population, of which 193 or 84% are less than 1,000 population. The company sells electricity at wholesale to 19 small communities which have municipal distribution systems, 13 of which are total requirements customers, and 6 of which are partial requirements customers.

     The territory served with electricity at retail by the company is a residential, agricultural and widely diversified industrial area with an estimated population of 338,000.

     There have been no significant changes since the beginning of the fiscal year in the kind of products produced, services rendered, markets or method of distribution.

     The facilities owned or operated by the company include facilities for the transmission of electric energy in interstate commerce or the sale of electric energy at wholesale in interstate commerce.


     (Sources and Availability of Raw Materials)

     Electricity generated by the company in 1993 was 93.5% from coal as a fuel, 0.1% from oil and 6.4% from natural gas. In 1994, the sources of such generation are estimated to be: 98.2% from coal, 0.2% from middle distillate oils, and 1.6% from natural gas. In 1993, 80.9% of the company's coal requirements came from long-term contracts. In 1994, the company anticipates that 83.8% of its coal requirements will be from long-term contracts. These contracts have expiration dates ranging from December 31, 1994 through December 31, 1998.

     The company in 1990 negotiated the buyout of a 300,000 ton per year contract for Montana coal. See Note 9 to the Financial Statements of the Annual Report to Stockholders (EX-13) regarding recovery of contract cancellation costs.

     The company has two 5 year contracts effective January 1, 1990 through December 31, 1994, for a total of 500,000 tons per year of 2% sulfur Midwestern coal for its Kapp #2, a 217 MW unit at Clinton, Iowa because of sulfur dioxide restrictions mandated by the State of Iowa.

     The company has a contract for 150,000 tons of coal, 50,000 tons for Lansing Units #1, #2 and #3 and 100,000 tons for Dubuque, which expires at December 31, 1994.

     The company has a contract for 500,000 tons per year for its 260 MW Lansing #4 unit. Lansing Unit #4 requires low sulfur coal, which is being purchased in the Powder River Basin of Wyoming. The company has this coal shipped by rail and then transloaded to barge, using facilities near Keokuk, Iowa. A contract with Orba-Johnson Transshipment Company, Inc., covers rail to barge coal transloading. Coal required for the company's generation by Neal #4 unit, located near Sioux City, Iowa is contracted for by the operator, Midwest Power Systems, under terms of the Unit Participation Agreement. Similar arrangements prevail with respect to the company's participation in Louisa #1 located near Muscatine, Iowa and operated by Iowa-Illinois Gas and Electric Company.

     The company owns 120 coal cars, has an undivided ownership (21.528%) in 372 coal cars in connection with Neal #4. During February 1993, 21 coal cars were damaged or destroyed beyond repair. Nine of these cars have been repaired and 12 have been replaced. The company was reimbursed by the railroad carrier for all costs of repair or replacement. The company has an undivided ownership (4%) in 136 cars in connection with Louisa #1. Coal requirements in 1994 will require using leased cars for the Louisa #1 coal supply.

     The company burned 665,952 gallons of No. 2 and No. 6 oil in 1993 and has 6,477,000 gallons of oil storage capacity in which to store adequate reserves during periods of high demand on refineries. The company relies on spot purchases of oil.

     The company presently has interruptible natural gas available for its electric generation station at Clinton, Iowa through Natural Gas Pipeline Company of America. At the Fox Lake and Dubuque plants, interruptible gas is available through Peoples Natural Gas Company. There is no assurance that interruptible gas will continue to be available as fuel for electric generating plants.


     (Duration and Effect of Electric Patents and Franchises)

     The company owns no patents.

     The company has, in the opinion of its legal counsel, all necessary franchises or other rights from the incorporated communities and other governmental subdivisions now served, required for the operation of its properties. With 196 electric franchises in effect in cities and villages, and with the majority of such franchises being for a term of 25 years, the renewal of such franchises is a continuing process. Thirty-two percent (62) of the franchises have been secured since January 1, 1984.


     (Electric Seasonal Business)

     The effects of air conditioning in summer and heating in winter have a seasonal impact on the business of the registrant. The air conditioning sales in the summer months are primarily related to the residential and commercial customer classes, however, the company does not meter air conditioning sales separately. During the past five years, the highest and lowest average residential consumption in the peak summer month has been 891 Kwh (July 1991) and 560 Kwh (June
     1989), respectively, compared to 811 Kwh (January 1991) and 635 Kwh (February 1990) during the peak winter month. Refer to the section (Electric Governmental Regulations) for discussion of Iowa seasonal rates.


     (Working Capital Items)

     Three of the company's generating stations are located on the Mississippi River at Clinton, Dubuque and Lansing, Iowa, with their coal supply being delivered by barge during the barging season (approximately April 1st to December 1st). Coal in the stockpile at December 1st of each year has been sufficient to supply the normal requirements of these generating stations until the reopening of the Mississippi River for barge traffic. Coal shipments to the company's Neal #4 and Louisa #1 generating stations are able to continue year-round because river transportation is not involved.


     (Electric Governmental Regulations)

     The company filed an application with the IUB in September 1991 which requested an electric rate increase of $22.4 million. Interim rates of $16.2 million were placed in effect in May 1992 subject to refund. In July 1992, the IUB granted an annual revenue increase of $9.0 million (with an additional $1.4 million over the 12 months beginning November 1992 to recover costs related to a coal contract buyout). Revenue collected in excess of the IUB ordered level in the amount of $3,835,000 plus $236,000 of interest was reserved in 1992 and refunded in February 1993.

     On May 26, 1993, the IUB approved electric tariffs which more closely track costs incurred by the company. Individual customers experienced an increase or decrease in their electric bill, but the adoption of the new tariffs did not change the company's overall revenue. The new tariffs, which were implemented in August 1993, give greater weight to the demand component of electric usage, and include a provision for a higher rate during the summer cooling season (June - September), and a lower rate during the remainder of the year. Due to implementation of the seasonal rates, revenue for the third and fourth quarters of 1993 is not comparable to the corresponding quarters of prior years.

     The company filed an Iowa electric rate increase application on May 14, 1993. The IUB ruled on June 4, 1993 that the company's rate design docket approved by the IUB on May 26, 1993 constituted a change in rates. Thus, pursuant to a section of the Iowa Code which limits a utility to one rate application at a time, the rate filing was rejected. The company refiled in August 1993. The revised application requested an annual increase of $11.5 million, including a return on common equity of 12.35%. Interim rates in an annual amount of $11.0 million, which include a provision to recover SFAS 106 costs, were placed in effect on October 28, 1993, subject to refund. A decision on the rate increase is expected by the end of the second quarter of 1994.

     The company filed an application with the MPUC in August 1991. The application requested an electric rate increase of $8.0 million. The MPUC allowed an interim increase of $4.2 million effective October 1991. In June 1992, the MPUC issued an order granting an annual revenue increase of $4.9 million, and a return on common equity of 10.9%. The MPUC order stated that the company has 100 MW of excess capacity and disallowed recovery of $1.9 million per year applicable to the excess capacity. In instances where final rates are higher than interim rates, Minnesota law allows the utility to recover the difference. Settlement rates, including a temporary increase to recover the difference between the interim and final rates over a six month period ending May 1993, were placed into effect in December 1992. In May 1993, the Minnesota Court of Appeals affirmed the MPUC order.

     In June 1992, sixteen municipal wholesale customers filed a Complaint and Request for Investigation and Hearing with FERC. The complaint alleges that the company had been imprudent by entering into certain long-term coal contracts, an associated transloading agreement, and a rail transportation agreement and seeks recovery in the range of approximately $3 million to $7 million. The issue will be presented before an administrative law judge, with hearings currently scheduled to commence in August 1994. The decision by the administrative law judge is expected to be presented to the full Commission in 1995. Under this process an appeal of the FERC decision most likely would not occur until 1996 or later.

     The company's electric rate tariffs provide for recovery of the cost of fuel through energy adjustment clauses, which clauses are subject to revision from time to time by the regulatory authority having jurisdiction. These clauses are designed to pass on to the consumer the increases or decreases in the cost of fuel without formal rate proceedings. Purchased capacity costs are not recovered from customers through energy adjustment clauses, but rather must be addressed in base rates in a formal rate proceeding. In the company's 1991 Iowa electric rate case, the IUB required that any jurisdictional revenue from capacity sales to other utilities be returned to Iowa customers through the fuel adjustment clause.


     (Electric Competitive Conditions)

     In 1993 the Illinois Commerce Commission entered an order determining that Interstate, and not Jo-Carroll Electric Cooperative, had the right to provide electric service to a large new freezer service plant near East Dubuque, IL. The company is providing service to that plant pursuant to Commission order. Jo-Carroll filed for judicial review of the Commission's action in a proceeding now pending in the Illinois 15th Judicial Circuit.

     The Energy Policy Act of 1992 (Act) allows FERC to order utilities to grant access to transmission systems by third-party power producers. The Act specifically prohibits federally-mandated wheeling of power for retail customers. The company's industrial rates generally compare favorably with those of neighboring utilities. For the company's six largest industrial customers, the aggregate 1993 rate was approximately 3.4 cents per KWH. This rate also compares favorably with that of potential independent power producers and electric wholesale generators. The company's favorable rates reduce any incentive that these customers might otherwise have to relocate, self-generate or purchase electricity from other suppliers.

     The company has no competition from the same type of public utility service in the sale of electricity in any of the incorporated communities served by it. Interstate may be subject to competition in unincorporated areas. In the States of Iowa, Illinois and Minnesota, territorial laws govern the question of possible service to customers in such unincorporated areas, and such laws regulate competition in such areas. Laws and statutory regulations in the different states in which service is rendered provide, under varying terms and conditions, for municipal ownership of electric generating plants and distribution systems. Certain franchises under which utility service is rendered give the municipality the right to purchase the system of the company within said municipality upon certain terms and conditions. However, no such purchase option and no right of condemnation of the company's properties has been exercised and no municipal generating plant or municipal distribution system has been established in the territory now served by the company during the past twenty-five years.

     The Iowa Utilities Board, the Illinois Commerce Commission and the Minnesota Public Utilities Commission have each approved tariffs that allow the company to offer interruptible electric service for qualifying customers. The availability of this service provides price incentives to those customers having the ability to interrupt their connected load. The primary objective of the incentives is to reduce the system peak. The incentives also serve to retain existing customers and attract new customers.


     (Other Sources of Power)

     The company has been a participant in the Mid-Continent Area Power Pool (MAPP) Agreement since March 31, 1972. MAPP had a total coincident 1993 summer peak of 23,290 MW at which time the net capacity of the pool was 30,345 MW.

     Membership in the pool permits sharing of reserve capacities of the members which affects reductions in plant facilities investment for MAPP members. The minimum reserve margin for participants in MAPP has been established at 15%.

     Parties to the MAPP Agreement include, as participants, 29 electric power suppliers consisting of 10 investor-owned utilities, the United States Department of Interior (Western Area Power Administration), a Canadian system, public power districts and rural electric generating and transmission cooperative associations, municipal electric supply agencies and, as associate participants, 14 other electric power suppliers operating in Canada and in the North Central region of the United States. The pool coordinates planning and operation of power suppliers in Minnesota, Wisconsin, Montana, Iowa, Nebraska, North Dakota and South Dakota and provides reliability and economy for the company's bulk power supply. The MAPP Agreement was filed with the FERC and accepted as an initial rate filing effective December 1, 1972 and has been in operation since that time.

     In addition to MAPP, the company has interchange connections with certain Missouri and Illinois utilities through 345 KV transmission systems. Future interconnections are planned to meet transmission requirements for the next ten years.

     The company's total capacity includes three long-term power purchase contracts with area electric utilities. The contracts provide for the purchase of 230 to 255 megawatts of capacity over the period from May 1992 through April 2001. The company is obligated to pay the capacity charges regardless of the actual electric demand by the company's customers. Energy is available at the company's option at approximately 100% to 110% of monthly production costs for the designated units.

     The three power purchase contracts required capacity payments of approximately $24.1 million in 1993. Over the remaining period of the contracts, total capacity payments will be approximately $180 million.

     Capacity costs are not recovered from customers through energy adjustment clauses, but rather must be addressed in base rates in a formal rate proceeding. The IUB order in the company's 1991 rate case indicated that the capacity purchases were prudent and allowed recovery of the costs in rates. A 1992 rate order by the MPUC stated that the company has 100 MW of excess capacity and disallowed recovery of $1.9 million per year applicable to the excess capacity. The Minnesota Court of Appeals affirmed the MPUC disallowance in May 1993. The company has not yet filed for rate recovery in the Illinois and FERC jurisdictions.

     The company has contracts with several governmental power agencies whereby the company provides transmission service to their customer/members. During 1993, the company received $1,183,588 for transmission service to customers of the Western Area Power
     Administration (WAPA), and $1,233,863 from Cooperative Power
     Association (CPA) for wheeling power to nine of its member distribution cooperatives.

     The company's contract with CPA also provides for payment by the company for needed mutually utilized facilities constructed and owned by CPA. During 1993, these payments amounted to $330,319.

     The company and Southern Minnesota Municipal Power Agency (SMMPA) have agreed by contract to compensate each other if over/underinvestment in the shared transmission system occurs. During 1993, SMMPA made payments to the company in the amount of $535,342.

     The company's contract with Central Iowa Power Cooperative (CIPCO) provides for compensation to each other if over/underinvestment in the shared transmission system occurs. During 1993, the company owed CIPCO $63,259 for underinvestment in the Liberty Substation property. Also during 1993, CIPCO owed to the company $46,730 for underinvestment in the Dubuque-Clinton project. The net payment by the company to CIPCO totalled $16,529.


     (Other Electric Operations)

     The 1993 peak of 927,366 KW occurred on August 26, 1993 between 3:00 and 4:00 in the afternoon. At the time of its 1993 peak the company had a net effective electric capability of 1,295,600 KW. Of this net effective capability at the time of peak, 898,300 KW was in steam generation, 113,500 KW was in combustion turbine and the balance was in internal combustion units and purchases. The previous historical system net peak load for a sixty-minute period, of 919,100 KW, was reached on August 16, 1988.


     (Gas Operations)

     The company supplies retail gas service in 39 communities and serves approximately 48,000 gas customers.

     There have been no significant changes since the beginning of the fiscal year in the kind of products produced, markets or methods of distribution.


     (Gas Sources and Availability of Raw Materials)

     The natural gas industry was recently restructured as a result of Order 636, issued by the Federal Energy Regulatory Commission (FERC) on April 8, 1992. This Order requires the interstate pipelines to provide transportation capacity unbundled (separated) from the sales of gas supply, as well as to provide open access to their storage facilities. The company no longer purchases a bundled gas supply from Northern Natural Gas Company (NNG) and Natural Gas Pipeline Company of America (NGPL). The company purchases pipeline capacity (space) from these companies to deliver a gas supply purchased from others. As of November 1, 1993 the company purchased gas from six non-traditional suppliers, such as producers, brokers, marketers, etc., at market responsive rates. The FERC continues to approve the tariffs of NNG and NGPL, but only with regard to capacity and storage rates, subject to change as rate cases are filed.

     A section of the Order permits the interstate pipelines to pass on industry transition costs to their customers. Transition costs are comprised of gas supply realignment costs, unrecovered gas cost, stranded costs and new facilities costs. As a customer of NGPL and NNG, Interstate will be subject to a share of those costs. The FERC has approved the Order 636 Settlement between NNG and its customers; NGPL's Settlement is still being negotiated with its customers.

     Gas for the company's Mason City, Albert Lea and Savanna service areas is transported by NNG under capacity contracts for 36,533 Mcf daily, and for an additional 15,657 Mcf in the November to March time frame. The majority, 27,194 Mcf, of the above capacities is from the producing areas of New Mexico, Oklahoma and Texas, etc. These contracts expire in October, 1997. Gas is supplied by other producers, marketers and brokers as well as from storage services to meet the peak heating season requirements. The company had 20,363 Mcf/d of storage, with the necessary pipeline capacity, available for the 1993-1994 heating season.

     Gas for its Clinton service area is transported by NGPL under capacity contracts for 19,781 Mcf annually, with expiration dates of December 1, 1995 (6,949), February 28, 1996 (5,000), and November 30,
     1996 (7,832). This gas is supplied by other producers, marketers and brokers. The company supplements this capacity with storage gas, which has the pipeline capacity embedded in its FERC approved rate. The company had 18,613 Mcf of storage available for the 1993-1994 heating season.

     During 1993 the company utilized approximately 42.2% of its annualized daily contract gas available from its firm suppliers. The Company's total throughput level of 34,008,768 Mcf represents a 5.6% increase for 1993 as compared to 1992. The total throughput was composed of sales gas (20.1%), spot gas (9.4%) and customer transportation gas (70.5%).

     During 1993 nineteen of Interstate's customers transported a total of 23,994,891 Mcf of their own gas over the company's pipeline and distribution systems. This reflects an increase over 1991 and 1992 in the number of customers exercising the transportation option. In 1991, fourteen of Interstate's customers transported a total of 16,055,921 Mcf, and in 1992 sixteen customers transported a total of 23,547,107 Mcf. The customer owned gas was delivered by interstate pipeline companies for those customers' accounts at Interstate's town border stations, under terms and conditions in tariffs approved by respective state commissions. Company policy is to assist any customer in exploring its options relative to purchasing gas directly from the producing sector.
     The company owns propane-air gas plants at Albert Lea, Minnesota and Clinton and Mason City, Iowa. The daily output capacities are: 5,500 Mcf, 4,000 Mcf and 9,600 Mcf of propane-air mix gas, respectively.

     The requirement for gas on the peak winter day of the 1992-1993 season was 139,877 Mcf, including both firm and interruptible customers. This peak consisted of 29.0% jurisdictional sales gas, 1.4% spot gas, 51.6% customer purchased gas, 6.4% firm transportation service and 11.6% storage gas. Propane-air from the company's peak-shaving plants was not needed to meet demands due to the adequate gas supply. The maximum daily firm gas sales during the 1992-1993 season were as follows: Albert Lea 10,611 Mcf; Savanna 2,338 Mcf; Clinton 20,970 Mcf; Mason City 26,494 Mcf, or 43.2% of the peak winter day throughput.

     The direct purchase of approximately 3,408,561 Mcf of natural gas in the spot market has resulted in a savings of $1,495,860 in the cost of natural gas during 1993. These savings have been passed on to the customers through the company's purchased gas adjustment clause.


     (Duration and Effect of Gas Patents and Franchises)

     The company owns no patents.

     The company has, in the opinion of its legal counsel, all necessary franchises or other rights from the incorporated communities and other governmental subdivisions now served, required for the opera-tion of its properties. With 34 gas franchises in effect in cities and villages, and with the larger majority of such franchises being for a term of 25 years, the renewal of such franchises is a continu-ing process. fifty percent (17) of the franchises have been secured since January 1, 1984.


     (Gas Seasonal Business)

     The effects of heating sales to the residential and commercial classes of customers have a significant seasonal impact on the business of the registrant. The heating sales in the winter months account for 98% of the total annual sales to these classes of custom-ers. The average consumption for a residential customer during the peak winter months is 18.5 Mcf compared to the average of 2.6 Mcf during the summer. The average consumption for a commercial customer during the peak winter months is 90.7 Mcf compared to the average of
     13.4 Mcf during the summer.


     (Gas Governmental Regulations)

     In November 1992 the company filed an application with the IUB for an increase in gas rates in an annual amount of approximately $4.1 million. Interim rates were placed in effect in February 1993. Additional interim rates in an annual amount of $300,000 were placed in effect in May 1993 after the IUB approved the company's trust agreement arrangements for additional postretirement benefits expense to be recognized under SFAS 106. On August 31, 1993, the IUB issued a final order allowing an annual increase of $3.3 million. Due to customers subsequently shifting to alternate tariffs, the company estimates that it will realize an annual increase of $2.8 million.


     (Gas Competitive Conditions)

     The company has no competition from the same type of public utility service in the sale of gas in any of the incorporated communities service by it. Certain major industrial customers of the company have taken advantage of Federal and State regulations to purchase their own gas supply from producers and have that gas transported by the company as described in the "Gas Sources and Availability of Raw Materials" section. Laws and statutory regulations in the different states in which service is rendered provide, under varying terms and conditions, for municipal ownership of distribution systems. Certain franchises under which utility service is rendered give the municipality the right to purchase the system of the company within said municipality upon certain terms and conditions. However, no such purchase option and no right of condemnation of the company's properties has been exercised and no municipal distribution system has been established in the territory now serviced by the company during the past twenty-five years.


     (Dependence of Segment Upon a Single Customer)

     In 1993, 1992 and 1991, the company had no single customer or indus-try for which electric and/or gas sales accounted for 10% or more of the company's consolidated revenues. In 1993, the company's three largest industrial customers accounted for 1,288,415,514 Kwh of electric sales ($42,000,742) and 21,950,299 Mcf of gas sales and transportation ($2,905,935).


     (Research and Development)

     The company has no full-time professional employees engaged in research activities and had no company-sponsored research programs during 1993, 1992 and 1991. In the public utility industry, research is commonly and traditionally done by manufacturers of equipment, trade organizations to which the company belongs, and university research programs. In 1993 approximately $1,089,599 was paid for research activities compared with $1,012,150 in 1992 and $955,862 in 1991.


     (Electric and Magnetic Fields)

     The possibility that exposure to electric and magnetic fields emanat-ing from power lines and other electric sources may result in adverse health effects has been a subject of increased public, governmental and media attention. A considerable amount of scientific research has been conducted on this topic with no definitive results. Re-search is continuing. It is not possible to tell what, if any, impact these actions may have on the company's financial condition.



     (Environmental Regulations)

     The company is subject to environmental regulations promulgated and enforced by federal and state governments. The company believes that it presently meets existing regulations. The Federal Clean Air Act Amendments of 1990 will require reductions in sulfur dioxide and nitrogen oxide emissions from power plants. The legislation sets two deadlines for compliance, Phase 1 (January 1, 1995) and Phase 2 (January 1, 2000). The most restrictive provisions relate to sulfur dioxide emissions. During Phase 1, only one of the company's units is affected. That unit's net effective capacity is 217 MW. Present plans for the affected unit are to switch to lower sulfur coal and install low nitrogen oxide burners. Phase 2 compliance will require addition-al capital, operating and maintenance costs beyond those required for Phase 1. The Phase 2 regulations will affect approximately 87% of the company's current generating capacity.

     The company's long-range construction forecast (through the year
     2000) contains estimated Phase 1 capital expenditures of approximate-ly $6.5 million and estimated Phase 2 capital expenditures in the range of $35.0 million. Estimated expenditures for 1994 and 1995 include $10.9 million for facilities necessary to comply with the Clean Air Act. The estimated expenditures include provisions for low nox burners, emission monitors, and flue gas conditioning systems. The company anticipates the costs of compliance with the Clean Air Act will be recovered through the ratemaking process.

     The United States EPA, via the Clean Water Act, and the states have promulgated discharge limits necessary to meet water quality stan-dards. A National Pollutant Discharge Elimination System (NPDES) permit is required for all discharges. The company has current NPDES permits for all discharges and meets or or falls within the required discharge limits.

     Early this century, various utilities including the company operated plants which used coal, coke and/or oil to produce manufactured gas for cooking and lighting. These facilities were abandoned 40 to 60 years ago when natural gas pipelines were extended into the upper Midwest. Some of the former gasification sites contain waste products which may present an environmental hazard. Waste remediation costs can vary significantly, dependent on the disposal method and type of contaminants. Current estimates range from $75 to $1,200 per ton of waste material.

     In 1957, the company purchased facilities in Mason City, Iowa from Kansas City Power & Light company (KCPL) which included a parcel of land previously used for coal gasification. In 1986 and again in 1991, the company entered into Consent Orders with the Environmental Protection Agency (EPA) which obligate the company to conduct a Remedial Investigation and Feasibility Study at the Mason City site. A Remedial Investigation has been completed and has been approved by the EPA. The company is continuing to perform investigative testing to determine the limits of potential groundwater contamination at the Mason City site. The remediation process will not begin until the EPA has approved the scope of the project and the appropriate process for cleaning up the site. To-date, a total of 1,200 tons of contaminated soil has been identified. To-date, all costs have been charged to expense. The company spent $300,000 on the Mason City project in 1993; it has spent $1.7 million on the site since the discovery of the tar wastes in 1984. In 1991, the company recorded estimated future expenditures of $1.4 million for groundwater monitoring, construction of an interim groundwater treatment facility and design of site remediation. In addition, the company expensed an additional $200,000 in 1992 to cover the estimated cost to remediate 1,200 tons of waste presently in a storage pile. The company is pursuing recov-ery of response costs from KCPL. The Federal District Court ruled in the third quarter of 1993 that KCPL is liable to the company regard-ing the response costs at the Mason City site. (KCPL is a strong A rated company with total assets in excess of $2 billion.) Additional court proceedings will be held in 1994 or 1995 to determine the extent of that liability. In the opinion of the company, presently accrued liabilities of $800,000 are adequate to cover the company's share of future expenses at this site.

     The company formerly operated a manufactured gas plant in Rochester, Minnesota. This facility was sold to another utility, which later demolished the plant. The site is currently owned by a utility and the City of Rochester. The limits of contaminated soil have been identified and are estimated to be 50,000 tons. Tentative agreements have been reached between the Minnesota PCA and all three parties noted above regarding the clean-up process. The remediation process will begin in early 1994. The total costs to clean-up this site are estimated to be $7.8 million. A verbal agreement has been reached among the parties regarding cost sharing and a written agreement is expected in the near future. The company has agreed to pay for $4.9 million of the estimated costs ($3.5 million was recorded in 1993, $1.2 million in 1992, $200,000 in 1991). To-date, all costs have been charged to expense.

     The company owned and operated a manufactured gas facility in Albert Lea, Minnesota and is solely responsible for the site. Testing for contaminated soil and groundwater has taken place and additional testing will take place in 1994. Based on the past testing, contami-nation is at a low level. All costs have been charged to expense. $80,000 was spent in 1993 and $243,000 has been spent to-date. Estimated investigative and remedial expenditures in the amount of $400,000 were expensed in 1991. The company anticipates that a risk assessment will be completed by late 1994. Remediation requirements will not be known until the risk assessment is completed.

     The company owned and operated a manufactured gas plant at Clinton, Iowa. The company believes that the coal gasification waste was removed subsequent to plant decommissioning, and therefore it is not necessary to accrue for any future liability. If hazardous wastes are found at the site, the EPA may name several potentially responsible parties in addition to the company, as other industrial operations have been conducted on or adjacent to the site. In September 1992, the company prepared a consent order (the agreement to investigate and, if necessary, remediate the site) and forwarded it to the Iowa Department of Natural Resources - Department of Environmental Quali-ty. On November 24, 1993, the company was notified that the site was referred to the Federal EPA.

     In addition, the company has identified four other sites in the Midwest for which the company is potentially responsible. The company has not conducted an investigation of these sites, nor has the EPA requested that any investigations be initiated. No environmental response costs have been recorded for these sites, as no evidence has been brought forth to indicate that any of these sites contain hazardous materials. In January 1994, the company was notified by an Illinois property owner of a site which contains hazardous materials which may have come from a manufactured gas plant. Investigations are underway to determine if the company has any responsibility for the site.

     The company has retained an outside law firm to pursue recovery from insurance carriers of environmental remediation costs applicable to the coal gasification sites. While the company's insurance carriers have stated that they are not liable, the company contends that it has coverage. Neither the company nor its legal counsel is able to predict the amount or timing of any insurance recovery, and accord-ingly, no potential recovery has been recorded.

     Previous actions by Iowa, Minnesota and Illinois regulators have permitted utilities to recover prudently incurred remediation and legal costs. The company anticipates that any unreimbursed costs applicable to the Iowa, Illinois and Albert Lea, Minnesota jurisdic-tions should be recovered from gas customers. It is uncertain whether the company will recover any uninsured costs applicable to the Rochester, Minnesota site, as the company no longer serves that city, and no Minnesota precedent has been established for recovery in a similar situation.

     Under the Federal Comprehensive Environmental Response, Compensation and Liability Act, a past waste generator can be designated by the EPA as a Potentially Responsible Party (PRP). Certain types of used transformer oil (primarily those containing polychlorinated bipheny-ls, or "PCBs") have been designated as hazardous substances by the EPA. The company has been cited as a PRP by the EPA in 3 instances which involve used transformer oil.

     The company was identified in 1986 by the EPA as a PRP for the clean-up of the facilities formerly operated by Martha C. Rose Chemicals, Inc. (Rose) in Holden, Missouri. Rose, pursuant to permits issued by the EPA, was engaged in decontamination of PCB fluids and processing of PCB-contaminated electrical equipment for disposal including equipment sent to them by the company. Rose ceased opera-tions in 1986, was declared bankrupt, and did not comply with EPA orders for site clean-up. Final clean-up activities at the site will not begin until 1994. The Martha Rose Chemical Steering Committee has estimated that total clean-up cost may be up to $18 million. The company, along with 14 other steering committee members, has filed suit against non-participating potentially liable entities to recover their ratable share of the costs. The company has paid clean-up costs of $317,000 to-date. The Steering Committee has indicated that it has adequate funds for clean-up, and the company anticipates that addi-tional assessments, if any, will not be material.

     In 1988, the EPA designated the company a PRP for the clean-up of former salvage facilities operated by B&B Salvage in Warrensburg, Missouri. The EPA pursued recovery of costs from several PRPs, although not from the company. The PRPs sued by the EPA in turn named the company as a Third Party Defendant in an attempt to recover a ratable share of the costs. In April 1993, the company paid $69,000 in full settlement of its liability for the claims asserted in that litigation.

     In 1988, the EPA designated the company a PRP for the clean-up of former salvage facilities operated by the Missouri Electric Works, Inc. (MEW) in Cape Girardeau, Missouri. A portion of the PCB-contami-nated equipment found at the site was formerly owned by the company. The company notified the EPA that it disclaims responsibility for the site, as the equipment was in proper operating condition when sold by the company to a third party, which subsequently made arrangements to transport this equipment to MEW. The EPA has not responded to the company's disclaimer. The company has not recorded any liability for the MEW site, and management believes that it will be able to suc-cessfully defend itself against any claims applicable to the site.


     (Employees)

     The company has 979 regular employees consisting of 941 full-time and 38 part-time employees.


     (Accounting Matters)

     The company adopted Statement of Financial Accounting Standards
     (SFAS) No. 109, "Accounting for Income Taxes" in 1993. The new standard requires a deferred tax asset or liability to be recognized for each temporary book/tax difference, including timing differences flowed through and items not previously considered timing differences (primarily Deferred Investment Tax credits and Equity AFUDC). Corresponding regulatory assets or liabilities, reflecting the expected future rate treatment, have also been recognized. For this reason, the new standard did not have a significant effect on the income statement, but did result in increased regulatory assets and deferred tax liabilities. The balance sheet as of December 31, 1993 includes additional regulatory assets and deferred tax liabilities of $27.0 million as a result of the adoption of SFAS 109.

     The company adopted SFAS No. 106, "Accounting for Postretirement Benefits Other Than Pensions" in 1993. Under the provisions of SFAS 106, the estimated future cost of providing these postretirement benefits is accrued during the employees' service periods. The postretirement benefit obligation at January 1, 1993 (transition obligation) was $30.9 million and is being amortized over a 20 year perod. The annual SFAS 106 cost for 1993 is $4.9 million, compared to the 1993 pay-as-you-go amount of $1.7 million. The company is deferring the difference between the SFAS 106 costs and the pay-as-you-go amount until rate cases are filed to recover the additional costs. Effective May 1993, the IUB allowed the company to recover $300,000 annually of additional SFAS 106 expense in gas rates. Effective November 1993, the IUB allowed recovery of $1.6 million annually of additional SFAS 106 expense in electric rates, subject to refund upon final determination. On the basis of generic hearings or specific rate orders issued to other utilities by the Minnesota Public Commission (MPUC), FERC and the Illinois Commerce Commission
     (ICC), the company believes that amounts deferred meet the criteria for deferral established by the Financial Accounting Standards Board. As of December 31, 1993 $2.6 million of SFAS 106 costs in excess of the pay-as-you-go amount have been deferred.


ITEM 2.  PROPERTIES

     The principal power plants and other materially important physical properties of the Company are maintained in accordance with sound operating practices. Their general character and location are described below:


     (Electric Properties)

     The Company has been a participant in the Mid-Continent Area Power Pool (MAPP) Agreement since March 31, 1972. As a part of this power network the Company is the owner of a 55.0 mile section of the 345 KV transmission line extending from St. Louis, Missouri to Minneapolis, Minnesota; a 15.5 mile section of the 345 KV transmission line between Minneapolis, Minnesota and Kansas City, Missouri; a 5.0 mile 345 KV transmission line from near Clinton, Iowa to near Cordova, Illinois; a 49.8 mile 345 KV transmission line from near Clinton, Iowa to a substation south of Dubuque, Iowa; and three associated 345/161 KV substations.

     The Company's electric generating stations at year-end consist of six steam plants, three combustion turbine stations, and five internal combustion facilities. Pertinent information regarding each electric generating station is shown on the following page:






























                INTERSTATE POWER COMPANY GENERATING STATIONS

                                                                    Net
                      Generating Units        December 31, 1993    Output
                        Nameplate                Capability        in KWH
                 Unit   Capacity     Year      KW         KW       (000's)
Location        Number     KW     Installed  (Gross)     (Net)      1993
STEAM:
Dubuque, IA         2     15,000     1929      82,500     78,000    140,551
                    3     25,000     1952
                    4     33,000     1959
Clinton, IA         1     15,000     1947     254,900    235,000  1,146,141
 (M.L.Kapp Plt.)    2    212,284     1967
Lansing, IA         1     15,000     1948     337,800    320,000    728,926
                    2     11,500     1949
                    3     33,000     1957
                    4    252,649     1977
Sherburn, MN        1     11,500     1950     113,500    108,000    167,927
 (Fox Lake Plt.)    2     11,500     1951
                    3     75,000     1962
Sioux City, IA      4*   125,924     1979     142,000    134,300    922,780
 (Neal Unit #4)
Louisa County, IA   1**   27,400     1983      27,400     26,000    175,595
 (Louisa Unit #1)
TOTAL STEAM                                   958,100    901,300  3,281,920


GAS TURBINE:
Montgomery, MN      1     26,535     1974      22,200     22,200        (87)
Sherburn, MN        4     26,535     1974      21,300     21,300         40
 (Fox Lake Plt.)
Mason City, IA      1     37,520     1991      70,400     70,000        597
 (Lime Creek Plt.)  2     37,520     1991
TOTAL GAS TURBINE                             113,900    113,500        550


INTERNAL COMBUSTION:
Dubuque, IA         1      2,000     1966       4,600      4,600       (110)
                    2      2,000     1966
Hills, MN           2      2,000     1960       2,000      2,000        (62)
Lansing, IA         1      1,000     1970       2,000      2,000          4
                    2      1,000     1971
New Albin, IA       1        685     1970         700        700        (50)
Rushford, MN        1      2,000     1961       2,000      2,000        (91)
TOTAL INTERNAL COMBUSTION                      11,300     11,300       (309)


TOTAL COMPANY                               1,083,300  1,026,100  3,282,161


* Interstate owns 21.528% of a 584,931 KW unit operated by Midwest Re-sources.
** Interstate owns 4.0% of a 685,000 KW unit operated by Iowa-Illinois Gas and Electric Company.




     (Gas Properties)

     The company owns and operates natural gas distributing systems in Albert Lea, Minnesota; Savanna, Illinois; Clinton, Mason City and Clear Lake, Iowa and in a number of smaller Minnesota, Illinois and Iowa communities. At Albert Lea, the company owns 14 tanks with a liquid propane storage capacity of 357,000 gallons; at Clinton there are 12 tanks with 306,000 gallons capacity and at Mason City 22 tanks with 561,000 gallons capacity.

     The company also owns 110 gas regulating stations and approximately 965 miles of gas distribution mains.


     (General Properties)

     The company owns numerous miscellaneous properties in various parts of its territory which are used for office, service and other purpos-es. The most important of these are three General Office buildings in Dubuque and the district office buildings at Clinton, Decorah, Dubuque, Mason City and Oelwein, Iowa and Albert Lea, and Winnebago, Minnesota and the distribution service buildings in each of those locations. The company, as lessee, leases office space at various locations. The company also leases a few small parcels of land for storage of poles and miscellaneous temporary uses.


     (Titles)

     In the opinion of legal counsel for the company, the company has satisfactory title to its properties for use in its utility business-es subject only to permitted liens as defined in the Bond Indenture and to minor defects and encumbrances customarily found in cases of like size and character and which do not materially interfere with the use of such properties.

     Properties such as electric transmission and electric and gas distri-bution lines are constructed principally on rights-of-way which are maintained under franchise or held by easement only.

     All properties of the company, other than "excepted property" as defined in the Bond Indenture, are subject to the lien of the compan-y's Bond Indenture dated as of January 1, 1948, as supplemented, securing the company's outstanding First Mortgage Bonds.


ITEM 3.  LEGAL PROCEEDINGS

     Reference is made to "Electric Governmental Regulations", "Electric Competitive Conditions" and "Environmental Regulations" under "Item
     1. Business" for certain pending legal proceedings and proceedings known to be contemplated by governmental authorities. Reference is also made to Note 9 to Financial Statements of the Annual Report to Stockholders, included herein as EX-13. Other than these items, there are no material pending legal proceedings, or proceedings known to be contemplated by governmental authorities, other than ordinary routine litigation incidental to the business, to which the company is a party or of which any of the company's property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no submission of matters to a vote of security holders during the fourth quarter of the 1993 year.



                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     For information pertaining to common stock market data required by
     Item 201 of Regulation S-K please refer to page 33 of Exhibit EX-13 (the Annual Report to Stockholders).


ITEM 6.  SELECTED FINANCIAL DATA

     On March 11, 1993, the company filed a shelf registration with the Securities and Exchange Commission for $125 million of first mortgage bonds and 745,000 shares of $50 par value preferred stock. On May 26, 1993 the company issued $94 million of 7 5/8% first mortgage bonds due in 2023. The proceeds from the sale of the bonds were used to retire higher cost bonds due in 1999, 2001, 2002 and 2008. Also, on May 26, 1993 the company issued 545,000 shares of 6.40% preferred stock. The proceeds from the issuance of the stock were used to redeem higher cost series preferred and preference stock.

     Below is set forth the ratio of earnings to fixed charges for each of the years in the period 1989 through 1993.

               December 31, 1989................. 3.69
               December 31, 1990................. 3.84
               December 31, 1991................. 3.77
               December 31, 1992................. 2.69
               December 31, 1993................. 2.68

     Below is set forth the ratio of earnings to fixed charges and pre-ferred stock dividends for each of the years in the period 1989 through 1993.

               December 31, 1989................. 3.03
               December 31, 1990................. 3.11
               December 31, 1991................. 3.13
               December 31, 1992................. 2.28
               December 31, 1993................. 2.21

     See Exhibit EX-12 for the computation of the above ratios.

     For information pertaining to selected financial data required by
     Item 301 of Regulation S-K please refer to page 32 of Exhibit EX-13 (the Annual Report to Stockholders).




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For information pertaining to management's discussion and analysis required by Item 303 of Regulation S-K please refer to pages 1 through 11 of Exhibit EX-13 (the Annual Report to Stockholders).


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data incorporated by reference to Exhibit EX-13 (the Annual Report to Stockholders for 1993):

     Statements of Income and Retained Earnings     Page  12
     Balance Sheets                                 Pages 13 & 14
     Statements of Cash Flows                       Page  15
     Statements of Capitalization                   Page  16
     Notes to Financial Statements                  Pages 17 - 29
     Independent Auditors' Report                   Page  30


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.



































                                 PART III

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

     Name                Age   Offices Held Past 5 Years
     W. H. Stoppelmoor   60    1-1-87 - President and Chief Executive
                                        Officer
                               5-1-90 - President, Chief Executive Officer
                                        and Chairman of the Board

     M. R. Chase         55    1-1-91 - Vice President - Production
                               5-7-91 - Vice President - Power Production

     A. D. Cordes        62    1-1-86 - Vice President - District Adminis-
                                        tration
                               5-1-90 - Vice President - District Adminis-
                                        tration and Public Affairs

     R. R. Ewers         49    5-1-90 - Vice President - Administrative
                                        Services

     D. E. Hamill        57    9-1-80 - Vice President - Budgets and Regu-
                                        latory Affairs

     G. L. Kopischke     62    9-1-80 - Vice President - Electric Opera-
                                        tions

     J. C. McGowan       56    5-1-86 - Assistant Secretary and Assistant
                                        Treasurer
                               2-1-89 - Secretary and Treasurer

     R. P. Richards      57    1-1-91 - Vice President - Gas Operations

     W. C. Troy          55    5-1-86 - Controller

     All officers are elected and serve as such until the next annual meeting of directors. There are no arrangements or understandings with respect to election of any person as an officer.

     For information pertaining to directors, and other data required by Items 401 and 405 of Regulation S-K, refer to pages 3 through 6 of the company's Official Proxy Statement filed with the Securities and Exchange Commission on March 18, 1994.


ITEM 11. EXECUTIVE COMPENSATION

     Refer to information on pages 8, 9, 10, 11 and 12 of the company's Official Proxy Statement filed with the Securities and Exchange Commission on March 18, 1994 for data required by Item 402 of Regulation S-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Refer to information on pages 6 and 7 of the company's Official Proxy Statement filed with the Securities and Exchange Commission on March 18, 1994 for data required by Item 403 of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Management and Others:

     In 1993 there were no transactions and there are presently proposed no transactions with management, to which the company or its subsid-iary was or is to be a party, of the character as to which answer is called for in response to Item 404(a) of Regulation S-K.

     Indebtedness of Management:

     No director or officer, or nominee for election as a director, or any associate of any thereof, was indebted to the company or its subsid-iary during 1993, as to which answer is called for in response to
     Item 404(b) of Regulation S-K.



                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  List of documents filed as part of this report:

          1. The financial statements, including supporting schedules, are listed in the Index to Financial Statements, Schedules and Exhibits filed as part of this Annual Report.

          2. Exhibits which are filed herewith, including those incor-porated by reference are listed in the Index to Financial Statements, Schedules and Exhibits filed as part of this Annual Report.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of 1993.




















INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

The 1993, 1992 and 1991 financial statements, together with the Indepen-dent Auditors' Report thereon of Deloitte & Touche dated
February 3, 1994, appearing on pages 12 through 30 of Exhibit EX-13
(the 1993 Annual Report to Stockholders), are incorporated in this Form 10-K Annual Report. The following additional data, as attached on EX-23.a, EX-23.b, EX-23.c, S-1, S-2, S-3 and S-4, should be read in conjunction with the financial statements in such Exhibit EX-13.

Schedules and other historical financial information not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial state-ments or notes thereto.


                                                Page or Exhibit Reference

                                                           Exhibit EX-13
                                                 Form    (Annual Report to
                                                 10-K      Stockholders)

Report of Independent Auditors                  EX-23.a
Consent of Independent Auditors                 EX-23.b
Consent of Independent Auditors                 EX-23.c

Financial Statements:
  Statements of Income and Retained Earnings
    for the years ended December 31, 1993,
    1992 and 1991                                                 12
  Balance Sheets, December 31, 1993 and 1992                    13 & 14
  Statements of Cash Flows for the years ended
    December 31, 1993, 1992 and 1991                              15
  Statements of Capitalization, December 31,
    1993 and 1992                                                 16
  Notes to Financial Statements                                 27 - 29
  Selected Financial Data                                         32
  Common Stock Market Data                                        33

Management's Discussion and Analysis                             1 - 11

Schedules:
  V.    Property, Plant and Equipment            S-1
  VI.   Accumulated Provision for
          Depreciation of Property,
          Plant and Equipment                    S-2
  VIII. Valuation and Qualifying Accounts
          and Provisions                         S-3
  X.    Supplementary Profit and Loss
          Information                            S-4








INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS (CONT'D.)

Exhibits filed as part of this report:

EX-3.a Restated Certificate of Incorporation of Interstate Power Company as originally filed April 18, 1925 and as amended effective through October 21, 1993.

EX-12     Statement re computation of ratios.

EX-13     The Company's 1993 Annual Report to Stockholders.

EX-23.a   Report of Independent Auditors

EX-23.b   Consent of Independent Auditors

EX-23.c   Consent of Independent Auditors

EX-99.a Listing of current material contracts, indentures and other exhibits and identified as having been previously filed with the Commission.

EX-99.b Form 11-K. Interstate Power Company 401(k) Plan for the year ended December 31, 1993.

EX-99.c Summary Plan Description for the Interstate Power Company 401(k) Plan dated November 30, 1993.

EX-99.d Interstate Power Company Supplemental Retirement Plan dated October 8, 1990.

EX-99.e Interstate Power Company Amended Deferred Compensation Plan as amended through January 30, 1990.

EX-99.f   Interstate Power Company Irrevocable Trust Agreement dated
          April 30, 1990.






















                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTERSTATE POWER COMPANY



Date     March 17, 1994                By /s/ W. H. STOPPELMOOR
                                             (W. H. Stoppelmoor,
                                             President and Chief
                                             Executive Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                          Title

/s/ W. H. STOPPELMOOR         President and Chief Executive
   (W. H. Stoppelmoor)         Officer (Principal Executive
                               Officer and Principal
                               Financial Officer)

/s/ W. C. TROY                Controller (Principal
   (W. C. Troy)                Accounting Officer)

/s/ A. B. ARENDS              Director
   (A. B. Arends)

/s/ J. E. BYRNS               Director
   (J. E. Byrns)

/s/ A. D. CORDES              Director
   (A. D. Cordes)

/s/ J. L. HANES               Director
   (J. L. Hanes)

/s/ G. L. KOPISCHKE           Director
   (G. L. Kopischke)

/s/ N. J. SCHRUP              Director
   (N. J. Schrup)




Date  March 17, 1994




                                                              SCHEDULE V
                                                              Page 1 of 3

                         INTERSTATE POWER COMPANY

                       PROPERTY, PLANT AND EQUIPMENT
                   FOR THE YEAR ENDED DECEMBER 31, 1993

                          (Thousands of Dollars)
COLUMN A                COLUMN B  COLUMN C   COLUMN D  COLUMN E   COLUMN F
                                                         OTHER
                        BALANCE                         CHARGES
                          AT                              ADD     BALANCE
                       BEGINNING  ADDITIONS  RETIRE-   (DEDUCT)   AT END
DESCRIPTION             OF YEAR    AT COST   MENTS(a)     (b)     OF YEAR

YEAR ENDED DEC. 31, 1993
 Utility Plant:
  Electric:
   Production            $363,006   $ 4,313    $1,804      $  1   $365,516
   Transmission           167,423     7,293     1,348         2    173,370
   Distribution           191,433    10,895     2,502       (52)   199,774
   General                 40,834     6,692     3,156        (6)    44,364
   Land held for future
    use                       587         0         0         0        587
   C.W.I.P.                 3,281      (117)        0        (1)     3,163
      Total               766,564    29,076     8,810       (56)   786,774

  Gas:
   Production               1,828         0         0         0      1,828
   Distribution            50,378     4,896       490         0     54,784
   General                  2,727       399       216        (2)     2,908
   C.W.I.P.                   206      (207)        0         1          0
      Total                55,139     5,088       706        (1)    59,520

      TOTAL              $821,703   $34,164    $9,516      $(57)  $846,294

Property held by
subsidiary               $    450   $   297    $  102      $  0   $    645


(a) Gross values of property, plant and equipment retired are summarized as follows:
                                                          1993
     Charges to reserves for depreciation                $9,465
     Property, plant and equipment in retirement
       work in progress at:
          End of year                                         0
          Beginning of year                                   0
                Total (see Schedule VI)                   9,465

          Retirements not charged to reserve                 51

                TOTAL                                    $9,516

(b) Denotes reclassifications between accounts and reduction of property due to contributions in aid of construction.


                                    S-1
                                                              SCHEDULE V
                                                              Page 2 of 3

                         INTERSTATE POWER COMPANY

                       PROPERTY, PLANT AND EQUIPMENT
                   FOR THE YEAR ENDED DECEMBER 31, 1992

                          (Thousands of Dollars)
COLUMN A                COLUMN B  COLUMN C   COLUMN D  COLUMN E   COLUMN F
                                                         OTHER
                        BALANCE                         CHARGES
                          AT                              ADD     BALANCE
                       BEGINNING  ADDITIONS  RETIRE-   (DEDUCT)   AT END
DESCRIPTION             OF YEAR    AT COST   MENTS(a)     (b)     OF YEAR

YEAR ENDED DEC. 31, 1992
 Utility Plant:
  Electric:
   Production            $358,421   $ 5,916    $1,339      $  8   $363,006
   Transmission           163,858     6,555     2,931       (59)   167,423
   Distribution           182,638    11,051     2,338        82    191,433
   General                 38,098     3,658       927         5     40,834
   Land held for future
    use                       610         0         0       (23)       587
   C.W.I.P.                 4,207      (926)        0         0      3,281
      Total               747,832    26,254     7,535        13    766,564

  Gas:
   Production               1,740       197        87       (22)     1,828
   Distribution            43,957     6,914       491        (2)    50,378
   General                  2,567       248        86        (2)     2,727
   C.W.I.P.                 1,341    (1,135)        0         0        206
      Total                49,605     6,224       664       (26)    55,139

      TOTAL              $797,437   $32,478    $8,199      $(13)  $821,703

Property held by
subsidiary               $    317   $   308    $  175      $  0   $    450


(a) Gross values of property, plant and equipment retired are summarized as follows:
                                                          1992
     Charges to reserves for depreciation                $8,056
     Property, plant and equipment in retirement
       work in progress at:
          End of year                                         0
          Beginning of year                                   0
                Total (see Schedule VI)                   8,056

          Retirements not charged to reserve                143

                TOTAL                                    $8,199

(b) Denotes reclassifications between accounts and reduction of property due to contributions in aid of construction.


                                    S-1
                                                              SCHEDULE V
                                                              Page 3 of 3

                         INTERSTATE POWER COMPANY

                       PROPERTY, PLANT AND EQUIPMENT
                   FOR THE YEAR ENDED DECEMBER 31, 1991

                          (Thousands of Dollars)
COLUMN A                COLUMN B  COLUMN C   COLUMN D  COLUMN E   COLUMN F
                                                         OTHER
                        BALANCE                         CHARGES
                          AT                              ADD     BALANCE
                       BEGINNING  ADDITIONS  RETIRE-   (DEDUCT)   AT END
DESCRIPTION             OF YEAR    AT COST   MENTS(a)     (b)     OF YEAR

YEAR ENDED DEC. 31, 1991
 Utility Plant:
  Electric:
   Production            $333,095   $26,226    $  897      $ (3)  $358,421
   Transmission           134,357    31,548     2,047         0    163,858
   Distribution           176,155     8,923     2,402       (38)   182,638
   General                 36,651     2,232       784        (1)    38,098
   Land held for future
    use                       610         0         0         0        610
   C.W.I.P.                41,982   (37,775)        0         0      4,207
      Total               722,850    31,154     6,130       (42)   747,832

  Gas:
   Production               1,694        47         1         0      1,740
   Distribution            41,575     2,846       461        (3)    43,957
   General                  2,433       282       148         0      2,567
   C.W.I.P.                    54     1,287         0         0      1,341
      Total                45,756     4,462       610        (3)    49,605

      TOTAL              $768,606   $35,616    $6,740      $(45)  $797,437

Property held by
subsidiary               $    379   $   157    $  219      $  0   $    317


(a) Gross values of property, plant and equipment retired are summarized as follows:
                                                          1991
     Charges to reserves for depreciation                $6,672
     Property, plant and equipment in retirement
       work in progress at:
          End of year                                         0
          Beginning of year                                   0
                Total (see Schedule VI)                   6,672

          Retirements not charged to reserve                 68

                TOTAL                                    $6,740

(b) Denotes reclassifications between accounts and reduction of property due to contributions in aid of construction.


                                    S-1
                                                               SCHEDULE VI

                         INTERSTATE POWER COMPANY

  ACCUMULATED PROVISION FOR DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                          (Thousands of Dollars)
COLUMN A               COLUMN B   COLUMN C   COLUMN D  COLUMN E   COLUMN F
                                  ADDITIONS             OTHER
                                   CHARGED             CHARGES
                      BALANCE AT   TO COSTS              ADD      BALANCE
                      BEGINNING      AND     RETIRE-   (DEDUCT)   AT END
DESCRIPTION            OF YEAR     EXPENSE   MENTS(a)    (b)      OF YEAR

YEAR ENDED DEC. 31, 1993
   Utility Plant:
   Electric             $320,183    $24,705    $8,759    $1,214   $337,343
   Gas                    19,464      2,223       706         6     20,987
      TOTAL             $339,647    $26,928    $9,465    $1,220   $358,330



YEAR ENDED DEC. 31, 1992
   Utility Plant:
   Electric             $301,689    $23,817    $7,392    $2,069   $320,183
   Gas                    18,005      2,044       664        79     19,464
      TOTAL             $319,694    $25,861    $8,056    $2,148   $339,647



YEAR ENDED DEC. 31, 1991
   Utility Plant:
   Electric             $283,118    $22,509    $6,062    $2,124   $301,689
   Gas                    16,703      1,951       610       (39)    18,005
      TOTAL             $299,821    $24,460    $6,672    $2,085   $319,694




(a) See note (a) to Schedule V for reconciliation of retirements with this schedule.

(b)  Other charges - additions (deductions) are summarized below:

                                                 1993     1992     1991
     Salvage and amounts realized from sales   $1,806   $2,522   $2,535
     Depreciation charged to asset accounts       685      713      893
     Depreciation charged to other expense
          accounts                                624      571      528
     Cost of removal                           (1,895)  (1,658)  (1,871)
                                               $1,220   $2,148   $2,085






                                    S-2
                                                            SCHEDULE VIII


                         INTERSTATE POWER COMPANY

             VALUATION AND QUALIFYING ACCOUNTS AND PROVISIONS
           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                          (Thousands of Dollars)
COLUMN A                COLUMN B       COLUMN C       COLUMN D    COLUMN E

                                       ADDITIONS
                       BALANCE AT  CHARGED   CHARGED  DEDUCTION   BALANCE
                       BEGINNING     TO      TO OTHER   FROM      AT END
DESCRIPTION             OF YEAR    INCOME    ACCOUNTS RESERVES    OF YEAR

YEAR ENDED DEC. 31, 1993
 Valuation account
 deducted from caption
 of which it applies -
 accumulated provision
 for doubtful accounts      $206     $225     $134 (a)  $362 (b)    $203

 Provision for medical
 benefits, injuries
 and damages              $1,506   $4,302   $3,521    $5,224 (c)  $4,105


YEAR ENDED DEC. 31, 1992
 Valuation account
 deducted from caption
 of which it applies -
 accumulated provision
 for doubtful accounts      $206     $152     $115 (a)  $267 (b)    $206

 Provision for medical
 benefits, injuries
 and damages              $1,655   $4,103     $838    $5,090 (c)  $1,506


YEAR ENDED DEC. 31, 1991
 Valuation account
 deducted from caption
 of which it applies -
 accumulated provision
 for doubtful accounts      $202     $202     $116 (a)  $314 (b)    $206

 Provision for medical
 benefits, injuries
 and damages                $783   $4,113     $946    $4,187 (c)  $1,655


(a) Recoveries on accounts previously written off.
(b) Accounts written off.
(c) Claims and damages paid and expenses in connection therewith.



                                    S-3
                                                             SCHEDULE X

                         INTERSTATE POWER COMPANY

                 SUPPLEMENTARY PROFIT AND LOSS INFORMATION
           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


In addition to the amounts of maintenance and depreciation shown separate-ly in the statement of income, there are insignificant amounts for such items applicable to unit train coal cars charged to the coal inventory account and vehicles charged to construction work in progress.


Taxes, other than income taxes, were as follows:

                                                  Year Ended December 31
                                                 1993      1992      1991
                                                  (Thousands of Dollars)

Real estate and personal property taxes        $14,481   $14,054   $12,853
Franchise taxes                                    160       160       148
Payroll taxes                                    2,809     2,696     2,613
Miscellaneous                                      201       169       195

Total                                          $17,651   $17,079   $15,809



The above amounts were charged to accounts:

                                                  Year Ended December 31
                                                 1993      1992      1991
                                                  (Thousands of Dollars)

Tax expense                                    $17,080   $16,533   $15,315
Clearing accounts                                  206       187       171
Construction work in progress                      296       290       258
Retirement work in progress                         69        69        65

Total                                          $17,651   $17,079   $15,809



There were no royalties paid or incurred during 1993, 1992 or 1991. Rent and advertising costs were not material.













                                    S-4
                             INDEX OF EXHIBITS



EX-3.a Restated Certificate of Incorporation of Interstate Power Company as originally filed April 18, 1925 and as amended effective through October 21, 1993.

EX-12     Statement re computation of ratios.

EX-13     The Company's 1993 Annual Report to Stockholders.

EX-23.a   Report of Independent Auditors

EX-23.b   Consent of Independent Auditors

EX-23.c   Consent of Independent Auditors

EX-99.a Listing of current material contracts, indentures and other exhibits and identified as having been previously filed with the Commission.

EX-99.b Form 11-K. Interstate Power Company 401(k) Plan for the year ended December 31, 1993.

EX-99.c Summary Plan Description for the Interstate Power Company 401(k) Plan dated November 30, 1993.

EX-99.d Interstate Power Company Supplemental Retirement Plan dated October 8, 1990.

EX-99.e Interstate Power Company Amended Deferred Compensation Plan as amended through January 30, 1990.

EX-99.f   Interstate Power Company Irrevocable Trust Agreement dated
          April 30, 1990.