Form 10-Q
period 1994-03-31
INTERSTATE POWER CO
filed 1994-05-06
CIK 51720

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1994

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number    1-3632



                          INTERSTATE POWER COMPANY
           (Exact name of registrant as specified in its charter)


            DELAWARE                                         42-0329500
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

1000 Main Street, P.O. Box 769, Dubuque, Iowa               52004-0769
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         319-582-5421


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                                                         Shares Outstanding
                                                             May 1, 1994

Common Stock Par Value $3.50 Per Share                    9,442,139 Shares





                          INTERSTATE POWER COMPANY
                            STATEMENTS OF INCOME


                                                            Three Months
                                                            Ended March 31
                                                           1994        1993
                                                           (In Thousands)
OPERATING REVENUES:
  Electric                                              $ 62,375    $ 62,682
  Gas                                                     23,200      22,307
                                                          85,575      84,989
OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                         15,594      14,833
     Power purchased                                      11,553      12,779
     Cost of gas sold                                     13,011      12,727
     Other operating expenses                             12,206      12,303
  Maintenance                                              3,528       4,002
  Depreciation                                             6,861       6,647
  Income taxes:
     Federal currently payable                             3,506       3,827
     State currently payable                               1,040       1,184
     Deferred taxes-net                                    1,171         154
     Investment tax credit amortization                     (257)       (257)
  Property and other taxes                                 4,311       4,373
          Total operating expenses                        72,524      72,572

OPERATING INCOME                                          13,051      12,417

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during construction          7           4
  Interest income                                             46          97
  Miscellaneous                                              177         (70)
  Income taxes                                               (92)        (11)
          Total other income and deductions                  138          20

INCOME BEFORE INTEREST CHARGES                            13,189      12,437

INTEREST CHARGES:
  Long-term debt                                           3,843       3,917
  Other interest charges                                     122         152
  Allowance for borrowed funds used during construction      (27)        (21)
          Total interest charges                           3,938       4,048
NET INCOME                                                 9,251       8,389

PREFERRED AND PREFERENCE STOCK DIVIDENDS                     613         729
NET INCOME AVAILABLE FOR COMMON STOCK                   $  8,638    $  7,660

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                9,401       9,298

EARNINGS PER COMMON SHARE OUTSTANDING                   $    .91    $    .82
DIVIDENDS PAID PER COMMON SHARE                         $    .52    $    .52

The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY
                               BALANCE SHEETS


                                   ASSETS


                                                        Mar. 31    Dec. 31
                                                          1994       1993
                                                          (In Thousands)


UTILITY PLANT (at original cost)                        $851,239   $846,294
  Less accumulated provision for depreciation            364,579    358,330
     Utility plant - net                                 486,660    487,964


OTHER PROPERTY AND INVESTMENTS                               709        825


CURRENT ASSETS:
  Cash and cash equivalents                                1,872      3,083
  Accounts receivable less reserve                        27,627     26,060
  Inventories - at average cost:
     Fuel                                                  9,703     22,985
     Materials and supplies                                5,227      4,720
  Prepaid income tax                                       7,932      7,994
  Other prepayments and current assets                     8,293      5,298
     Total current assets                                 60,654     70,140


DEFERRED DEBITS:
  Regulatory assets for deferred income taxes             27,243     27,026
  Deferred energy efficiency costs                        10,443      9,666
  Other                                                    9,593      8,740
     Total deferred debits                                47,279     45,432


           TOTAL                                        $595,302   $604,361















The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY
                               BALANCE SHEETS


                       CAPITALIZATION AND LIABILITIES


                                                        Mar. 31    Dec. 31
                                                          1994       1993
                                                          (In Thousands)

CAPITALIZATION:
  Common stock, par value $3.50 per share;
     Authorized - 30,000,000 shares; issued
     and outstanding - 9,435,925 in 1994
     and 9,389,841 in 1993                              $ 33,026   $ 32,865
  Additional paid-in capital                             100,676     99,547
  Retained earnings                                       61,147     57,397
     Total common equity                                 194,849    189,809
  Preferred stock, par value $50 per share                34,679     34,656
     Total stockholders' equity                          229,528    224,465
  Long-term debt                                         203,188    203,170
     Total capitalization                                432,716    427,635


CURRENT LIABILITIES:
  Commercial paper payable                                 2,500     20,100
  Accounts payable                                        10,093     11,733
  Payroll, interest and taxes accrued                     26,810     21,857
  Other                                                    9,607     10,933
     Total current liabilities                            49,010     64,623


DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
  Accumulated deferred income taxes                       83,764     82,438
  Accumulated deferred investment tax credits             19,840     20,097
  Other                                                    9,972      9,568
     Total deferred credits and other non-current
        liabilities                                      113,576    112,103


           TOTAL                                        $595,302   $604,361












The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY
                          STATEMENTS OF CASH FLOWS

                                                            Three Months
                                                           Ended March 31
                                                           1994      1993
                                                           (In Thousands)

RECONCILIATION OF NET INCOME TO CASH FLOWS
FROM OPERATING ACTIVITIES:
  Net income                                             $ 9,251   $ 8,389
  Adjustment for non-cash items:
     Depreciation                                          6,861     6,647
     Deferred income taxes                                 1,109       657
     Investment tax credit amortization                     (257)     (257)
     Allowance for equity funds used during construction      (7)       (4)
     Deferred pension cost                                    23         0
  Changes in assets and liabilities:
     Accounts receivable - net                            (1,567)   (1,756)
     Fuel                                                 13,404     9,321
     Materials and supplies                                 (507)     (355)
     Accounts payable and other current liabilities       (2,289)    1,457
     Accrued and prepaid taxes                             2,496     1,607
     Interest accrued                                      1,707      (342)
     Other prepayments and current assets                 (3,005)   (1,882)
     Rate refund payable                                       0    (4,062)
     Deferred energy conservation costs                     (777)     (582)
  Other operating activities                                   3       567
  Cash flows from operating activities                    26,445    19,405

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                              (5,778)   (6,540)
  Allowance for borrowed funds used during construction      (27)      (21)
  Other                                                      (60)     (240)
  Cash flows from investing activities                    (5,865)   (6,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                 1,299         0
  Retirement of long-term debt                                (3)       (3)
  Dividends on common, preferred and preference stock     (5,487)   (5,564)
  Sale of commercial paper - net                         (17,600)   (7,800)
  Cash flows from financing activities                   (21,791)  (13,367)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS:     $(1,211)  $  (763)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                    $ 3,083   $ 2,306
  End of period                                          $ 1 872   $ 1,543

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (net of amount capitalized)                $ 2,118   $ 4,520
     Income taxes                                        $    90   $ 1,536

The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY



                      Summarized Financial Information

The March 31, 1994 financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1993 Form 10-K. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's Form 10-K for the year ended December 31, 1993.

In the opinion of the company, the financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to fairly state the results of operations.



                        Notes to Financial Statements


On August 4, 1993 the company refiled an application with the Iowa Utilities Board for an increase in electric rates in an annual amount of $11.5 million. Increased interim rates in an annual amount of $11.0 million were placed in effect on October 28, 1993. The interim rate increase totalling $4.3 million to date is being collected subject to refund upon final determination by the Board. A decision on the final rate increase is anticipated by the end of the second quarter of 1994.


























                          INTERSTATE POWER COMPANY
                       PART I - FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis

EARNINGS PER SHARE for the first quarter of 1994 were $0.91 compared to $0.82 for the corresponding period in 1993. The increase in earnings is primarily attributable to improved gas margins and reduced maintenance expense.

                                       Three Months Ended March 31

ELECTRIC SALES (Mwh)                  1994         1993      % Change

     Residential                     279,483      269,120       3.9
     Commercial                      194,323      207,331      (6.3)
     Large Power & Light             713,782      668,980       6.7
     Sales for Resale                 81,972       62,561      31.0
     Other                            16,200       16,209      (0.1)
       Total Electric Sales        1,285,760    1,224,201       5.0

The increase in residential electric sales is primarily a result of colder temperatures in January and February of this year. Aggregate commercial and large power & light sales increased 3.6%. The reduction in commercial sales is mainly due to the switch from a commercial tariff to a large power & light tariff by approximately 164 customers. Sales for resale increased 31.0% primarily due to sales to other utilities during extremely cold weather in January 1994.

ELECTRIC REVENUES for the first quarter of 1994 decreased 0.5% compared to the same period of 1993. Although the company implemented an $11.0 million annual Iowa electric rate increase in the fourth quarter of 1993, the impact of the rate increase was offset by the effect of seasonal electric tariffs implemented in August 1993. The seasonal tariffs provide for higher rates during the four summer cooling season months, and lower rates during the remainder of the year. While the seasonal tariffs are not expected to have a significant impact on total annual revenues, they do affect the comparability of quarterly revenue between 1994 and 1993. In Iowa, the company's fuel adjustment clause requires any margin on kilowatt-hour sales to other utilities to be returned to customers, therefore the increase noted above did not increase electric margins.

The future level of kilowatt-hour sales will depend upon weather conditions, customer conservation efforts and the overall economy of the company's service area. Sales to industrial customers are also affected by the national economy. Also, issues facing the electric utility industry in general, such as deregulation, transmission access, increased competition and retention of large industrial customers could affect kilowatt-hour sales.








                                       Three Months Ended March 31

GAS DELIVERIES (MMcf)               1994          1993        % Change

     Residential                    2,552         2,391          6.7
     Commercial                     1,435         1,391          3.2
     Industrial                       577           521         10.7
     Other                              4            17
       Total Gas Sales              4,568         4,320          5.7
     Gas Transportation             5,920         6,163         (3.9)
       Total Gas Deliveries        10,488        10,483          0.0

The increase in residential and commercial gas sales is mainly a result of colder temperatures in 1994. Overall industrial deliveries (retail and transportation) were down 2.9% compared to 1993.

                                       Three Months Ended March 31

GAS REVENUES (000's)                1994          1993        % Change

     Residential                  $13,403       $12,746          5.2
     Commercial                     6,875         6,675          3.0
     Industrial                     2,231         2,084          7.1
     Other                             47            83
       Total Gas Sales Revenues    22,556        21,588          4.5
     Gas Transportation               644           719        (10.4)
       Total Gas Revenues         $23,200       $22,307          4.0

The increase in residential and commercial revenues is primarily a result of increased sales due to colder temperatures. Revenue from retail industrial sales increased mainly as a result of the increased sales. Although transportation volumes decreased 3.9%, revenue from transported volumes decreased 10.4%. This reduction in revenue resulted from the rates placed into effect in Iowa during the first quarter of 1993 which provided for lower commodity rates on transported volumes.

THE COST OF GAS SOLD increased 2.2% during the first quarter of 1994 compared to the same period in 1993. The increase in gas costs is mainly a result of the 5.7% increase in sales as discussed above. A decline in the unit cost of gas purchased partially offset the impact of the increased volumes.

There have been no significant developments concerning FERC Order 636 transition costs since the company's discussion of this matter in the 1993 Annual Report to Stockholders.

PURCHASED POWER EXPENSE decreased $1.2 million, or 9.6%, during the first quarter of 1994 compared to 1993. This decrease is primarily a result of the 15.5% decrease in Kwh's purchased. Capacity charges included in purchased power expense were $5.8 million for both the first quarter of 1994 and the first quarter of 1993.

FUEL FOR ELECTRIC GENERATION increased $2.6 million, or 18.8%, in the first quarter of 1994 compared to the same period in 1993. This increase resulted from a 14.1% increase in kilowatt-hours generated by the company.

FUEL INVENTORIES declined from $22.9 million to $9.7 million during the first quarter of 1994. This is due to a normal seasonal variation and the planned draw down of the M. L. Kapp Power Plant inventory to facilitate reconstruction of the coal pile facilities.

MAINTENANCE EXPENSE decreased 11.8% during the first quarter of 1994 compared to the same period in 1993. Maintenance expense for the first quarter of 1993 reflected turbine inspections, which are scheduled for 5 year intervals, at the Fox Lake and M. L. Kapp Power Plants. In addition, several maintenance projects scheduled for the first quarter of 1994 have been rescheduled for later in the year.

FEDERAL AND STATE INCOME TAXES increased appproximately $0.6 million during the first quarter of 1994 compared to the first quarter of 1993. The increase is mainly due to higher income and the increase from 34% to 35% in the federal income tax rate. Recovery of additional income tax expense as a result of the tax rate change is pending in the Iowa electric rate case.

PROPERTY AND OTHER TAXES decreased slightly during the first quarter of 1994 compared to the same period in 1993. The reduction in property taxes is primarily attributable to a reduced Iowa property assessed valuation.

INTEREST ON LONG-TERM DEBT decreased approximately $74,000 during the first quarter of 1994 compared to the same period in 1993. This decrease is primarily due to the second quarter 1993 replacement of high interest rate issues with lower interest rate issues.

INTEREST ON SHORT-TERM BORROWINGS was $91,000 for the first quarter of 1994 compared to $53,000 for the first quarter of 1993. The average outstanding balance of short-term borrowings during the first quarter of 1994 was $10.8 million compared to $5.8 million during the first quarter of 1993. Interest rates for the first quarter of 1994 averaged 3.34% compared to 3.63% in 1993.

OTHER INCOME for the first quarter of 1994 includes $127,000 of energy efficiency carrying costs and curtailment credits compared to $62,000 for the same period in 1993. The increase is primarily due to an increase in the total amount of deferred energy efficiency costs ($10.4 million at March 31, 1994 compared to $5.2 million at March 31, 1993).

AVERAGE TEMPORARY INVESTMENTS during the first quarter of 1994 were $4.2 million compared to $6.2 million in 1993. The average interest rate was 2.96% in the first quarter of 1994 compared to 3.03% in 1993.

CONSTRUCTION EXPENDITURES during the first quarter of 1994 totaled $5.8 million compared to $6.5 million for the same period in 1993. Major 1994 construction projects include the installation of low nox burners at the company's M. L. Kapp generating station, reconstruction of a transmission line, and the development of a supervisory control and data acquisition system. Construction work in progress as of March 31, 1994 totalled $6.2 million compared to $5.5 million at March 31, 1993. The 1994 construction program is estimated to be $46 million.
In the first quarter of 1993 the company adopted Statement of Financial Accounting Standards (SFAS) 106, "EMPLOYER'S ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS". Under the provisions of SFAS 106, the estimated future cost of providing postretirement benefits will be accrued during the employees' service periods. The company is deferring the SFAS 106 costs in other jurisdictions until rate cases are filed to recover the costs. The Iowa Utilities Board has allowed the company to recover SFAS 106 costs in its Iowa gas rates effective May 1993 and Iowa electric rates effective October 1993.

The status of the municipal wholesale customer Complaint and Request for Investigation and Hearing with FERC remains the same as discussed in the 1993 Annual Report to the Stockholders, and hearings are scheduled to begin in August 1994.

The Iowa Utilities Board on May 2, 1994 issued its final order on the company's request to recover deferred energy efficiency costs. The company was granted recovery over a four-year period of energy efficiency costs incurred through December 31, 1992.

In the first quarter of 1994 the Minnesota Environmental Protection Agency designated the company as a Potentially Responsible Party for former manufactured gas plant sites in New Ulm, Owatonna, and Austin, Minnesota. To-date, no investigative procedures have been undertaken. Investigative procedures are currently underway at sites in Savanna, Illinois and Clinton, Iowa. The results from the tests will not be available to the company until the second or third quarter of 1994. There has been no change during the first quarter of 1994 in the status of the former manufactured gas plant sites in: Mason City, Iowa; Galena, Illinois; Albert Lea and Rochester, Minnesota. In the first quarter of 1993, the company accrued $1.1 million for additional remediation costs at the Rochester site. The company did not accrue any additional liability for environmental costs in the first quarter of 1994, as it believes that the aggregate provision of $5.6 million at March 31, 1994 is adequate to cover the remaining investigative costs for sites that have been identified and the estimated remediation costs for those sites at which an investigative study has been completed.

















                          INTERSTATE POWER COMPANY
                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to the 1993 Form 10-K Item 3 for certain pending legal proceedings and proceedings. Reference is also made to the Management Discussion and Analysis included herein. Other than these items, there are no material pending legal proceedings, or proceedings known to be contemplated by governmental authorities, other than ordinary routine litigation incidental to the business, to which the company is a party or of which any of the company's property is the subject.

ITEM 2.   CHANGES IN SECURITIES

          The rights of holders of registered securities have not been materially modified, limited or qualified.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          No defaults upon senior securities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)       THE DATE OF THE MEETING AND WHETHER IT WAS AN ANNUAL OR SPECIAL
          MEETING.

          On May 3, 1994 the Annual Stockholders Meeting was held.

(b) IF THE MEETING INVOLVED THE ELECTION OF DIRECTORS, THE NAME OF EACH DIRECTOR ELECTED AT THE MEETING AND THE NAME OF EACH OTHER DIRECTOR WHOSE TERM OF OFFICE AS A DIRECTOR CONTINUED AFTER THE MEETING.

          The three Class III members of the Board of Directors were re-elected, to hold office for terms as follows:

               Alan B. Arends           term expiring in 1997
               Nicholas J. Schrup       term expiring in 1997
               Wayne H. Stoppelmoor     term expiring in 1997

          Following are the Class I and II members of the Board of Directors whose terms continued after the meeting:

               Alfred D. Cordes         term expiring in 1995
               Joyce  L. Hanes          term expiring in 1995
               James E. Byrns           term expiring in 1996
               Gerald L. Kopischke      term expiring in 1996








(c) A BRIEF DESCRIPTION OF EACH OTHER MATTER VOTED UPON AT THE MEETING AND STATE THE NUMBER OF VOTES CAST FOR, AGAINST OR WITHHELD, AS WELL AS THE NUMBER OF ABSTENTIONS AND BROKER NON-VOTES, AS TO EACH SUCH MATTER, INCLUDING A SEPARATE TABULATION WITH RESPECT TO EACH NOMINEE FOR OFFICE.

          The election of three Class III directors, Alan B. Arends, Nicholas J. Schrup and Wayne H. Stoppelmoor, to hold office for a term of three years expiring at the annual meeting of stockholders of the company to be held in 1997.

          Votes cast were as follows:

                                            For       Against     Abstain
          Alan B. Arends                 7,617,103     119,248      20,886
          Nicholas J. Schrup             7,636,436      99,859      20,886
          Wayne H. Stoppelmoor           7,648,064      88,232      20,886

ITEM 5.   OTHER INFORMATION

          On March 11, 1993, the company filed a shelf registration with the Securities and Exchange Commission for $125 million of First Mortgage Bonds and 745,000 shares of $50 par value Preferred Stock. On May 26, 1993 the company issued $94 million of 7 5/8% Series First Mortgage Bonds due in 2023. The proceeds from the sale of the bonds were used to retire higher cost series bonds due in 1999, 2001, 2002 and 2008. Also, on May 26, 1993 the company issued 545,000 shares of 6.40% Preferred Stock. The proceeds from the issuance of the stock were used to redeem higher cost series Preferred and Preference Stock.

          Below is set forth the ratio of earnings to fixed charges for each of the years in the period 1989 through 1993 and for the 12 months ended March 31, 1994:

               December 31, 1989                3.69
               December 31, 1990                3.84
               December 31, 1991                3.77
               December 31, 1992                2.69
               December 31, 1993                2.68
               March 31, 1994                   2.78

          Below is set forth the ratio of earnings to fixed charges and Preferred Stock dividends for each of the years in the period 1989 through 1993 and for the 12 months ended March 31, 1994:

               December 31, 1989                3.03
               December 31, 1990                3.11
               December 31, 1991                3.13
               December 31, 1992                2.28
               December 31, 1993                2.21
               March 31, 1994                   2.27

          See Exhibit EX-12 for the computation of the above ratios.
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits filed as a part of this report:

               EX-12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Dividennds.

          (b)  No reports were filed on Form 8-K.













































                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Interstate Power Company
                                                     (Registrant)



Date     May 6, 1994                                  W. C. Troy   /s/
                                                   W. C. Troy, Controller
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)