Form 10-Q
period 1994-06-30
INTERSTATE POWER CO
filed 1994-08-10
CIK 51720

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1994

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

                                                         Shares Outstanding
                                                           August 1, 1994

Common Stock Par Value $3.50 Per Share                    9,498,233 Shares





                          INTERSTATE POWER COMPANY
                            STATEMENTS OF INCOME


                                                            Three Months
                                                            Ended June 30
                                                          1994        1993
                                                           (In Thousands)
OPERATING REVENUES:
  Electric                                              $ 63,911    $ 59,849
  Gas                                                      7,952      10,258
                                                          71,863      70,107
OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                         16,220      15,327
     Power purchased                                      16,190      13,227
     Cost of gas sold                                      5,619       6,923
     Other operating expenses                             12,591      11,831
  Maintenance                                              5,082       4,612
  Depreciation                                             6,803       6,664
  Income taxes:
     Federal currently payable                            (1,272)     (1,125)
     State currently payable                                (368)       (342)
     Deferred taxes-net                                    1,601       2,249
     Investment tax credit amortization                     (257)       (257)
  Property and other taxes                                 4,194       4,667
          Total operating expenses                        66,403      63,776

OPERATING INCOME                                           5,460       6,331

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during construction         79          19
  Interest income                                             56         355
  Miscellaneous                                              113          66
  Income taxes                                               (69)       (170)
          Total other income and deductions                  179         270

INCOME BEFORE INTEREST CHARGES                             5,639       6,601

INTEREST CHARGES:
  Long-term debt                                           3,843       4,559
  Other interest charges                                     509          89
  Allowance for borrowed funds used during construction      (67)        (27)
          Total interest charges                           4,285       4,621
NET INCOME                                                 1,354       1,980

PREFERRED AND PREFERENCE STOCK DIVIDENDS                     613         907
NET INCOME AVAILABLE FOR COMMON STOCK                   $    741    $  1,073

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                9,448       9,298

EARNINGS PER COMMON SHARE OUTSTANDING                   $    .07    $    .11
DIVIDENDS PAID PER COMMON SHARE                         $    .52    $    .52

The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY
                            STATEMENTS OF INCOME


                                                             Six Months
                                                            Ended June 30
                                                          1994        1993
                                                           (In Thousands)
OPERATING REVENUES:
  Electric                                              $126,285    $122,531
  Gas                                                     31,152      32,564
                                                         157,437     155,095
OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                         31,814      30,160
     Power purchased                                      27,743      26,006
     Cost of gas sold                                     18,629      19,650
     Other operating expenses                             24,796      24,134
  Maintenance                                              8,610       8,614
  Depreciation                                            13,665      13,310
  Income taxes:
     Federal currently payable                             2,234       2,702
     State currently payable                                 671         842
     Deferred taxes-net                                    2,773       2,403
     Investment tax credit amortization                     (514)       (514)
  Property and other taxes                                 8,505       9,040
          Total operating expenses                       138,926     136,347

OPERATING INCOME                                          18,511      18,748

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during construction         87          23
  Interest income                                            102         452
  Miscellaneous                                              289          (4)
  Income taxes                                              (161)       (181)
          Total other income and deductions                  317         290

INCOME BEFORE INTEREST CHARGES                            18,828      19,038

INTEREST CHARGES:
  Long-term debt                                           7,686       8,476
  Other interest charges                                     630         241
  Allowance for borrowed funds used during construction      (93)        (48)
          Total interest charges                           8,223       8,669
NET INCOME                                                10,605      10,369

PREFERRED AND PREFERENCE STOCK DIVIDENDS                   1,226       1,636
NET INCOME AVAILABLE FOR COMMON STOCK                   $  9,379    $  8,733

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                9,424       9,298

EARNINGS PER COMMON SHARE OUTSTANDING                   $   0.99    $    .93
DIVIDENDS PAID PER COMMON SHARE                         $   1.04    $   1.04

The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY
                               BALANCE SHEETS


                                   ASSETS


                                                        June 30    Dec. 31
                                                          1994       1993
                                                          (In Thousands)


UTILITY PLANT (at original cost)                        $862,276   $846,294
  Less accumulated provision for depreciation            369,492    358,330
     Utility plant - net                                 492,784    487,964


OTHER PROPERTY AND INVESTMENTS                               597        825


CURRENT ASSETS:
  Cash and cash equivalents                                2,759      3,083
  Accounts receivable less reserve                        27,546     26,060
  Inventories - at average cost:
     Fuel                                                 15,449     22,985
     Materials and supplies                                6,161      4,720
  Prepaid income tax                                       7,746      7,994
  Other prepayments and current assets                     8,300      5,298
     Total current assets                                 67,961     70,140


DEFERRED DEBITS:
  Regulatory assets for deferred income taxes             27,460     27,026
  Deferred energy efficiency costs                        12,433      9,666
  Other                                                    8,665      8,740
     Total deferred debits                                48,558     45,432


           TOTAL                                        $609,900   $604,361















The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY
                               BALANCE SHEETS


                       CAPITALIZATION AND LIABILITIES


                                                        June 30    Dec. 31
                                                          1994       1993
                                                          (In Thousands)

CAPITALIZATION:
  Common stock, par value $3.50 per share;
     Authorized - 30,000,000 shares; issued
     and outstanding - 9,489,371 in 1994
     and 9,389,841 in 1993                              $ 33,213   $ 32,865
  Additional paid-in capital                             101,756     99,547
  Retained earnings                                       56,976     57,397
     Total common equity                                 191,945    189,809
  Preferred stock, par value $50 per share                34,703     34,656
     Total stockholders' equity                          226,648    224,465
  Long-term debt                                         189,222    203,170
     Total capitalization                                415,870    427,635


CURRENT LIABILITIES:
  Commercial paper payable                                17,900     20,100
  Long-term debt maturing within one year                 14,000          0
  Accounts payable                                        15,203     11,733
  Rate refund payable                                      2,423          0
  Payroll, interest and taxes accrued                     20,396     21,857
  Other                                                    9,005     10,933
     Total current liabilities                            78,927     64,623


DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
  Accumulated deferred income taxes                       85,396     82,438
  Accumulated deferred investment tax credits             19,583     20,097
  Other                                                   10,124      9,568
     Total deferred credits and other non-current
        liabilities                                      115,103    112,103


           TOTAL                                        $609,900   $604,361










The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY
                          STATEMENTS OF CASH FLOWS

                                                            Six Months
                                                           Ended June 30
                                                           1994      1993
                                                           (In Thousands)
RECONCILIATION OF NET INCOME TO CASH FLOWS
FROM OPERATING ACTIVITIES:
  Net income                                             $10,605   $10,369
  Adjustment for non-cash items:
     Depreciation                                         13,665    13,310
     Deferred income taxes                                 2,524     2,863
     Investment tax credit amortization                     (514)     (514)
     Allowance for equity funds used during construction     (87)      (23)
     Deferred pension cost                                    23         0
  Changes in assets and liabilities:
     Accounts receivable - net                            (1,486)    2,494
     Fuel                                                  7,759     2,633
     Materials and supplies                               (1,441)   (1,202)
     Accounts payable and other current liabilities        3,016     6,365
     Accrued and prepaid taxes                            (2,656)   (1,714)
     Interest accrued                                         (7)   (1,056)
     Other prepayments and current assets                 (3,002)   (1,400)
     Rate refund payable                                   2,423    (4,064)
     Deferred energy conservation costs                   (2,768)   (1,948)
  Other operating activities                               1,150     1,114
  Cash flows from operating activities                    29,204    27,227

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                             (17,935)  (12,821)
  Allowance for borrowed funds used during construction      (93)      (48)
  Other                                                     (872)     (370)
  Cash flows from investing activities                   (18,900)  (13,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                 2,576         0
  Issuance of long-term debt                              13,250    94,000
  Retirement of long-term debt                           (13,256)  (88,553)
  Issuance of preferred stock                                  0    27,250
  Redemption of preferred and preference stock                 0   (25,474)
  Debt and stock discount and financing expenses               0    (8,559)
  Dividends on common, preferred and preference stock    (10,998)  (11,127)
  Sale of commercial paper - net                          (2,200)   (2,000)
  Cash flows from financing activities                   (10,628)  (14,463)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS:     $  (324)  $  (475)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                    $ 3,083   $ 2,306
  End of period                                          $ 2,759   $ 1,831

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (net of amount capitalized)                $ 7,974   $ 9,743
     Income taxes                                        $ 4,331   $ 4,796

The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY



                      Summarized Financial Information

The June 30, 1994 financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1993 Form 10-K. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's Form 10-K for the year ended December 31, 1993.

In the opinion of the company, the financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to fairly state the results of operations.



                        Notes to Financial Statements

In August 1993 the company filed an application with the Iowa Utilities Board for an increase in electric rates in an annual amount of $11.5 million. Increased interim rates in an annual amount of $11.0 million were placed in effect in November 1993, subject to refund. A Board order issued June 3, 1994 allowed an annual increase of $7.4 million. Revenues collected in excess of the Board's ordered level and interest in the amount of $2.4 million have been reserved.

In July 1994 the company filed an application with the Federal Energy Regulatory Commission (FERC) for an increase in firm electric wholesale rates in an annual amount of $1.4 million. The FERC has not yet ruled on the effective date of any allowed increase.






















                          INTERSTATE POWER COMPANY
                       PART I - FINANCIAL INFORMATION


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The company's results of operations and financial condition are affected by numerous factors, including weather, sales, and the amount of changes in customer rates. The dividend of $2.08 per share annually and $0.52 per quarter has been maintained, however, the Board of Directors will be monitoring future dividends and the current level cannot be assured.

EARNINGS PER SHARE for the second quarter of 1994 were $0.07 compared to $0.11 for the corresponding period in 1993. The decrease in earnings was primarily due to lower gas margins and a provision for an estimated Iowa electric rate refund obligation. These factors were partially offset by the Iowa electric rate increase placed in effect in October 1993. In addition, a 1993 refinancing resulted in lower 1994 interest on long-term debt and preferred dividend requirements.

                                       Three Months Ended June 30

     ELECTRIC SALES (Mwh)             1994         1993      % Change

     Residential                     224,332      219,446       2.2
     Commercial                      167,452      181,162      (7.6)
     Large Power & Light             785,616      726,611       8.1
     Sales for Resale                 88,735       77,653      14.3
     Other                            14,147       14,883      (4.9)
       Total Electric Sales        1,280,282    1,219,755       5.0

The increase in residential electric sales was primarily due to increased air conditioning during June. The reduction in commercial sales was mainly due to the switch from a commercial tariff to a large power & light tariff by approximately 200 customers. Aggregate commercial and large power & light sales increased 5.0%. The increased sales for resale resulted mainly from economy sales to other utilities.

                                       Three Months Ended June 30

     ELECTRIC REVENUES (000's)        1994         1993      % Change

     Residential                      17,717       15,936      11.2
     Commercial                       11,750       11,866      (1.0)
     Large Power & Light              31,580       27,194      16.1
     Sales for Resale                  2,961        2,524      17.3
     Other                               (98)       2,329
       Total Electric Revenues        63,910       59,849       6.8

The increased revenues are primarily attributable to increased air conditioning sales, growth in large power & light sales, and the impact of the interim Iowa electric rate increase which was initially applied in November 1993. The seasonal tariffs implemented in August 1993 provide for higher rates during the four summer cooling season months, and lower rates during the remainder of the year. While the seasonal tariffs are not expected to have an impact on total annual revenues, they do affect the comparability of quarterly revenue between 1994 and 1993. A second quarter 1994 provision for an Iowa electric rate refund partially offset the other factors. The refund provision decreased second quarter 1994 "Other" electric revenues by $2.3 million (14 cents per share). Of the $2.3 million cumulative estimated overcollection, approximately $0.5 million relates to the fourth quarter of 1993, while approximately $0.9 million relates to the first quarter of 1994.

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

                                       Three Months Ended June 30

     GAS DELIVERIES (MMcf)          1994          1993        % Change

     Residential                      732           892        (18.0)
     Commercial                       419           500        (16.2)
     Industrial                       362           269         34.6
     Other                             38             7
       Total Gas Sales              1,551         1,668         (7.1)
     Gas Transportation             6,066         5,953          1.9
       Total Gas Deliveries         7,617         7,621          0.0

The decrease in residential and commercial gas sales was primarily a result of milder temperatures during this period compared to 1993. Overall industrial deliveries (retail and transportation) were up 3.3% compared to 1993.
                                       Three Months Ended June 30

     GAS REVENUES (000's)            1994         1993        % Change

     Residential                   $ 4,224      $ 5,634        (25.0)
     Commercial                      1,951        2,645        (26.3)
     Industrial                      1,050        1,226        (14.4)
     Other                             142           52
       Total Gas Sales Revenues      7,367        9,557        (22.9)
     Gas Transportation                586          700        (16.3)
       Total Gas Revenues          $ 7,953      $10,257        (22.5)

The decrease in residential and commercial revenues resulted primarily from lower sales due to milder temperatures and to a lower purchased gas adjustment clause. Although industrial retail and transportation deliveries increased, revenues decreased due to a lower purchased gas adjustment clause.

EARNINGS PER SHARE for the six months ended June 30, 1994 were $0.99 compared to $0.93 for the corresponding period in 1993. The increase in earnings was mainly due to increased electric air conditioning sales, the Iowa electric rate increase and a 1993 refinancing which lowered 1994 interest on long-term debt and preferred dividend requirements.
ELECTRIC SALES for the first six months of 1994 were 5.0% higher than the same period a year ago. Residential sales increased 3.1%, primarily due to cooler winter season weather and warmer summer weather. The 6.9% reduction in commercial sales was mainly due to the switch by commercial customers to a large power & light tariff as discussed above. Aggregate commercial and large power & light sales increased 4.3%. The increased sales for resale was mainly due to sales to other utilities during extremely cold weather during the first quarter of 1994, and second quarter economy sales to other utilities.

ELECTRIC REVENUES for the first six months of 1994 increased 3.1% compared to the same period of 1993. The increased revenues are primarily attributable to increased residential sales due to cooler weather in the first quarter and warmer weather in the second quarter, growth in large power & light sales, the Iowa electric rate increase and the implementation of seasonal tariffs as discussed above.

GAS DELIVERIES were essentially unchanged for the first six months of 1994 compared to the first six months of 1993. Gas retail sales increased 2.2%, while transported volumes declined by an equal amount. Residential sales were flat, while commercial sales decreased 2.0%, primarily due to the milder temperatures during the second quarter of 1994. Overall industrial retail and transport deliveries were up 0.1% compared to 1993.

GAS REVENUES decreased 4.3% during the first six months of 1994 compared to the second quarter of 1993. The 4.1% decrease in residential revenues was primarily attributable to a lower purchased gas adjustment clause. The 5.3% decrease in commercial revenues was a result of lower sales and the reduced purchased gas adjustment clause. Although industrial retail and transportation deliveries increased 18.9%, revenues decreased 0.9% compared to the first six months of 1993. Transportation volumes delivered to industrials decreased 1.1% while revenue from transported volumes decreased 13.2%. The lower revenue per Mcf can be attributed to a lower purchased gas adjustment clause and rates placed in effect in Iowa during the first quarter of 1993 which provided for lower commodity rates on transported volumes.

THE COST OF GAS SOLD decreased 5.1% during the second quarter of 1994 compared to the same period in 1993. The decreased gas cost per Mcf of gas purchased was partially attributable to the effects of FERC Order 636, which was effective in late 1993. There have been no significant developments concerning FERC Order 636 transition costs since the company's discussion in the 1993 Annual Report to Stockholders.

PURCHASED POWER EXPENSE increased $3.0 million, or 22.4%, during the second quarter of 1994 compared to 1993. This increase was primarily a result of the 26.8% increase in Kwh's purchased. Total capacity charges included in purchased power expense for the second quarter of 1994 were $7.0 million compared to $6.8 million for the same period in 1993.





The ELECTRIC MARGIN AND GAS MARGIN (revenue less cost of fuel, purchased power and purchased gas) for the first and second quarters of 1994 and 1993 are as shown below.

                                    1994         1993         Change
                                            (In Thousands)

     Electric Margin:
        First Quarter              $35,228      $35,070       $  158
        Second Quarter              31,500       31,295          205
        Year-to-Date               $66,728      $66,365       $  363

     Gas Margin:
        First Quarter              $10,192      $ 9,560       $  632
        Second Quarter               2,325        3,327       (1,002)
        Year-to-Date               $12,517      $12,887       $ (370)

     Total Electric & Gas Margin:
        First Quarter              $45,420      $44,630       $  790
        Second Quarter              33,825       34,622         (797)
        Year-to-Date               $79,245      $79,252       $   (7)

The overall year-to-date total electric and gas margin has changed very little from 1993 to 1994. The electric margin has increased primarily due to the Iowa electric rate increase, and increased sales due to colder heating season and warmer cooling season weather. The gas margin has decreased mainly due to a lower purchased gas adjustment clause and lower sales due to milder temperatures during the second quarter of 1994.

FUEL FOR ELECTRIC GENERATION increased $1.5 million, or 9.9%, in the second quarter of 1994 compared to the same period in 1993. The increased fuel costs were primarily due to the 10-week unavailability of one of the company's more efficient units (M.L. Kapp) during a shutdown to inspect the turbine and install low nox burners.

MAINTENANCE EXPENSE increased 10.2%, or $0.5 million during the second quarter of 1994 compared to the same period in 1993. The second quarter 1994 expense included $0.4 million for the cost of a five-year period turbine inspection at the M.L. Kapp plant.

PROPERTY AND OTHER TAXES decreased approximately $0.5 million during the second quarter of 1994 compared to the same period in 1993. The reduction was primarily attributable to lower assessed valuations in Iowa. In addition, the second quarter of 1993 included $200,000 of additional expense for Minnesota property taxes.

OTHER INCOME for the second quarter of 1994 included $212,000 of energy efficiency carrying costs and curtailment credits compared to $99,000 for the same period in 1993. The increase was primarily due to an increase in the total amount of deferred energy efficiency costs ($12.4 million at June 30, 1994 compared to $6.6 million at June 30, 1993) and to an increase in the AFUDC rate.

INTEREST INCOME for the second quarter of 1994 was $56,000 compared to $355,000 for the same period of 1993. Interest income for the second quarter of 1993 included approximately $250,000 of interest income applicable to approximately $120 million of bond and preferred stock refinancing funds which were available for approximately one month.

INTEREST ON LONG-TERM DEBT decreased approximately $0.7 million during the second quarter of 1994 compared to the same period in 1993. The decrease was due to lower interest rates on a refunding issue plus the fact that both the original and refunding first mortgage bonds were outstanding for a portion of the second quarter of 1993. In the second quarter of 1993, $94 million of 7 5/8% Series First Mortgage Bonds were issued to replace existing higher interest rate bonds. Under the refinancing process, the new bonds were issued on May 26, 1993, whereas the retirement of higher interest rate series did not occur until June 30, 1993.

OTHER INTEREST was $0.5 million for the second quarter of 1994 compared to $0.1 million for the second quarter of 1993. The increase was mainly due to interest for IRS audit settlements and to accrued interest on the estimated Iowa electric rate refund. Interest on commercial paper was $150,000 for the second quarter of 1994 compared to $90,000 for the second quarter of 1993. The average outstanding balance of short-term borrowings during the second quarter of 1994 was $5.7 million compared to $4.7 million during the second quarter of 1993. Interest rates for the second quarter of 1994 averaged 4.17% compared to 3.16% in 1993.

AVERAGE TEMPORARY INVESTMENTS during the second quarter of 1994 were $3.4 million compared to $42.3 million in 1993. The average interest rate was 3.68% in the second quarter of 1994 compared to 3.04% in 1993.

PREFERRED AND PREFERENCE STOCK DIVIDENDS decreased approximately $0.3 million during the second quarter of 1994 compared to the same period in 1993. The decrease was due to a lower interest rate on a refunding issue plus the fact that both the original preferred and preference stock and the refunding preferred stock were outstanding for a portion of the second quarter of 1993. In the second quarter of 1993, 545,000 shares ($27,250,000 par value) of 6.40% Redeemable Preferred Stock were issued to replace existing higher coupon preferred and preference stock. Under the refinancing process, the new preferred stock was issued on May 26, 1993, whereas the retirement of higher coupon rate series did not occur until June 30, 1993.

FUEL INVENTORIES were $15.4 million at June 30, 1994 compared to $9.7 million at March 31, 1994. The increase from the last quarter was primarily attributable to normal seasonal build-up of coal inventory during the summer shipping season.

CONSTRUCTION EXPENDITURES during the second quarter of 1994 totaled $12.2 million compared to $6.3 million for the same period in 1993. Major construction projects include the installation of low nox burners at the company's M.L. Kapp generating station, reconstruction of a transmission line, and a supervisory control and data acquisition system. Construction work in progress as of June 30, 1994 totalled $8.9 million compared to $8.2 million at June 30, 1993. The 1994 construction program is estimated to be $46 million.

On June 23, 1994 the gross proceeds from the issuance of $13.25 million of POLLUTION CONTROL REFUNDING REVENUE BONDS were placed in an escrow account. The escrow account was used to redeem the existing Pollution Control Revenue Bonds on July 29, 1994. In accordance with SFAS 76, the June 23, 1994 transaction has been treated as an in-substance defeasance.

In the first quarter of 1993 the company adopted Statement of Financial Accounting Standards (SFAS) 106, "EMPLOYER'S ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS". Under the provisions of SFAS 106, the estimated future cost of providing postretirement benefits will be accrued during the employees' service periods. The Iowa Utilities Board has allowed the company to recover SFAS 106 costs in its Iowa gas rates effective May 1993 and Iowa electric rates effective October 1993. The company is deferring the SFAS 106 costs in all other jurisdictions until rate cases are filed to recover the costs.

The status and background of the municipal wholesale customer Complaint and Request for Investigation and Hearing with FERC was discussed in the 1993 Annual Report to Stockholders. Hearings were scheduled to begin in August 1994.

On August 3, 1994 a tentative settlement of the wholesale customer complaint was reached. Upon withdrawal of the Complaint, the company would agree to withdraw the recently filed rate increase application and not file another rate case that has an effective date prior to February 28, 1996. Approval of the Agreement by the Federal Energy Regulatory Commission is expected within approximately two months.

The Iowa Utilities Board on May 2, 1994 issued its final order on the company's request to recover deferred energy efficiency costs. The company was granted recovery over a four-year period of energy efficiency costs incurred through December 31, 1992. Pending reconciliation of rate increase with filed tariffs, the implementation of the order has not taken place.

In the first quarter of 1994 the Minnesota Environmental Protection Agency designated the company as a Potentially Responsible Party for former manufactured gas plant sites in New Ulm, Owatonna, and Austin, Minnesota. To-date, no investigative procedures have been undertaken. Investigative procedures are currently underway at sites in Savanna, Illinois and Clinton, Iowa. The results from the tests will not be available to the company until the third quarter of 1994. There has been no change during 1994 in the status of the former manufactured gas plant sites in: Mason City, Iowa; Galena, Illinois; and Albert Lea, Minnesota. Remediation is in progress at the Rochester, Minnesota site. In 1993, the company accrued $1.1 million on March 31st and $2.4 million on September 30th for additional remediation costs at the Rochester site. During the second quarter of 1994, the company received permission from the Illinois Commerce Commission to recover environmental clean-up expenditures in Illinois from electric and gas customers through a special tariff recovery mechanism. The company did not accrue any additional liability for environmental costs in 1994, as it believes that the aggregate provision of $5.2 million at June 30, 1994 is adequate to cover the remaining investigative costs for sites that have been identified and the estimated remediation costs for those sites at which an investigative study has been completed.


















































                          INTERSTATE POWER COMPANY
                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to the 1993 Form 10-K Item 3 for certain pending legal proceedings and proceedings known to be comtemplated by governmental authorities. Reference is also made to the Management Discussion and Analysis included herein. Other than these items, there are no material pending legal proceedings, or proceedings known to be contemplated by governmental authorities, other than ordinary routine litigation incidental to the business, to which the company is a party or of which any of the company's property is the subject

ITEM 2.   CHANGES IN SECURITIES

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

          No submission of matters to a vote of security holders.

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


                          INTERSTATE POWER COMPANY
                    PART II - OTHER INFORMATION (Cont'd)


          Below is set forth the ratio of earnings to fixed charges for each of the years in the period 1989 through 1993 and for the 12 months ended June 30, 1994:

               December 31, 1989                3.69
               December 31, 1990                3.84
               December 31, 1991                3.77
               December 31, 1992                2.69
               December 31, 1993                2.68
               June 30, 1994                    2.72

          Below is set forth the ratio of earnings to fixed charges and Preferred Stock dividends for each of the years in the period 1989 through 1993 and for the 12 months ended June 30, 1994:

               December 31, 1989                3.03
               December 31, 1990                3.11
               December 31, 1991                3.13
               December 31, 1992                2.28
               December 31, 1993                2.21
               June 30, 1994                    2.23

          See Exhibit EX-12 for the computation of the above ratios.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits filed as a part of this report:

               EX-12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Dividennds.

          (b) The company filed a Form 8-K with the Securities and Exchange Commission dated June 3, 1994. This report related to the Iowa Utilities Board Order issued on June 3, 1994 in the company's 1993 electric rate case.



















                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Interstate Power Company
                                                     (Registrant)



Date    August 9, 1994                                W. C. Troy  /s/
                                                   W. C. Troy, Controller
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)