Form 10-Q
period 1994-09-30
INTERSTATE POWER CO
filed 1994-11-14
CIK 51720

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1994

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

                                                         Shares Outstanding
                                                          November 1, 1994

Common Stock Par Value $3.50 Per Share                    9,558,219 Shares


                          INTERSTATE POWER COMPANY
                                  Form 10-Q
                              Table of Contents




Part I - Financial Information

Item 1.  Statements of Income - Three Months Ended                        1
         Statements of Income - Nine Months Ended                         2
         Balance Sheets - Assets                                          3
         Balance Sheets - Capitalization and Liabilities                  4
         Statements of Cash Flows                                         5
         Summarized Financial Information                                 6
         Notes to Financial Statements                                    6
Item 2.  Management's Discussion and Analysis                             7


Part II - Other Information

Item 1.  Legal Proceedings                                               13
Item 2.  Changes in Securities                                           13
Item 3.  Defaults Upon Senior Securities                                 13
Item 4.  Submission of Matters to a Vote of Security Holders             13
Item 5.  Other Information                                               13
Item 6.  Exhibits and Reports on Form 8-K                                14



























                          INTERSTATE POWER COMPANY
                            STATEMENTS OF INCOME

                                                            Three Months
                                                         Ended September 30
                                                           1994       1993
                                                           (In Thousands)
OPERATING REVENUES:
  Electric                                              $ 75,502    $ 70,400
  Gas                                                      4,306       6,848
                                                          79,808      77,248
OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                         16,575      16,240
     Power purchased                                      16,884      15,514
     Cost of gas sold                                      4,597       7,910
     Other operating expenses                             12,839      13,814
  Maintenance                                              4,264       3,825
  Depreciation                                             6,858       6,679
  Income taxes:
     Federal currently payable                               911       1,505
     State currently payable                                 278         423
     Deferred taxes-net                                    2,518         354
     Investment tax credit amortization                     (257)       (257)
  Property and other taxes                                 3,734       4,152
          Total operating expenses                        69,201      70,159

OPERATING INCOME                                          10,607       7,089

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during construction         57          20
  Interest income                                            310          62
  Miscellaneous                                              903         507
  Income taxes                                              (499)       (237)
          Total other income and deductions                  771         352

INCOME BEFORE INTEREST CHARGES                            11,378       7,441

INTEREST CHARGES:
  Long-term debt                                           3,906       3,845
  Other interest charges                                     699         114
  Allowance for borrowed funds used during construction      (94)        (37)
          Total interest charges                           4,511       3,922

NET INCOME                                                 6,867       3,519

PREFERRED AND PREFERENCE STOCK DIVIDENDS                     614         612
NET INCOME AVAILABLE FOR COMMON STOCK                   $  6,253    $  2,907

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                9,505       9,311

EARNINGS PER COMMON SHARE OUTSTANDING                   $    .65    $    .31
DIVIDENDS PAID PER COMMON SHARE                         $    .52    $    .52

The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY
                            STATEMENTS OF INCOME

                                                            Nine Months
                                                         Ended September 30
                                                          1994        1993
                                                           (In Thousands)
OPERATING REVENUES:
  Electric                                              $201,788    $192,931
  Gas                                                     35,458      39,413
                                                         237,246     232,344
OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                         48,388      46,400
     Power purchased                                      44,628      41,520
     Cost of gas sold                                     23,226      27,560
     Other operating expenses                             37,636      37,948
  Maintenance                                             12,874      12,439
  Depreciation                                            20,522      19,990
  Income taxes:
     Federal currently payable                             3,145       4,207
     State currently payable                                 950       1,265
     Deferred taxes-net                                    5,291       2,757
     Investment tax credit amortization                     (771)       (771)
  Property and other taxes                                12,239      13,192
          Total operating expenses                       208,128     206,507

OPERATING INCOME                                          29,118      25,837

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during construction        144          43
  Interest income                                            412         514
  Miscellaneous                                            1,192         503
  Income taxes                                              (659)       (418)
          Total other income and deductions                1,089         642

INCOME BEFORE INTEREST CHARGES                            30,207      26,479

INTEREST CHARGES:
  Long-term debt                                          11,592      12,321
  Other interest charges                                   1,329         355
  Allowance for borrowed funds used during construction     (187)        (85)
          Total interest charges                          12,734      12,591

NET INCOME                                                17,473      13,888

PREFERRED AND PREFERENCE STOCK DIVIDENDS                   1,840       2,248
NET INCOME AVAILABLE FOR COMMON STOCK                   $ 15,633    $ 11,640

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                9,452       9,302

EARNINGS PER COMMON SHARE OUTSTANDING                   $   1.65    $   1.25
DIVIDENDS PAID PER COMMON SHARE                         $   1.56    $   1.56

The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY
                               BALANCE SHEETS


                                   ASSETS


                                                        Sept. 30   Dec. 31
                                                          1994       1993
                                                          (In Thousands)


UTILITY PLANT (at original cost)                        $872,073   $846,294
  Less accumulated provision for depreciation            374,934    358,330
     Utility plant - net                                 497,139    487,964


OTHER PROPERTY AND INVESTMENTS                               528        825


CURRENT ASSETS:
  Cash and cash equivalents                                1,935      3,083
  Accounts receivable less reserve                        24,682     26,060
  Inventories - at average cost:
     Fuel                                                 22,677     22,985
     Materials and supplies                                5,963      4,720
  Prepaid income tax                                       7,085      7,994
  Other prepayments and current assets                     7,420      5,298
     Total current assets                                 69,762     70,140


DEFERRED DEBITS:
  Regulatory assets for deferred income taxes             27,676     27,026
  Deferred energy efficiency costs                        15,323      9,666
  Other                                                    8,579      8,740
     Total deferred debits                                51,578     45,432


           TOTAL                                        $619,007   $604,361















The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY
                               BALANCE SHEETS


                       CAPITALIZATION AND LIABILITIES


                                                        Sept. 30   Dec. 31
                                                          1994       1993
                                                          (In Thousands)

CAPITALIZATION:
  Common stock, par value $3.50 per share;
     Authorized - 30,000,000 shares; issued
     and outstanding - 9,550,165 in 1994
     and 9,389,841 in 1993                              $ 33,425   $ 32,865
  Additional paid-in capital                             102,892     99,547
  Retained earnings                                       58,287     57,397
     Total common equity                                 194,604    189,809
  Preferred stock, par value $50 per share                34,727     34,656
     Total stockholders' equity                          229,331    224,465
  Long-term debt                                         189,240    203,170
     Total capitalization                                418,571    427,635


CURRENT LIABILITIES:
  Commercial paper payable                                21,000     20,100
  Long-term debt maturing within one year                 14,000          0
  Accounts payable                                        16,867     11,733
  Rate refund payable                                      3,329          0
  Payroll, interest and taxes accrued                     17,994     21,857
  Other                                                    9,757     10,933
     Total current liabilities                            82,947     64,623


DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
  Accumulated deferred income taxes                       87,470     82,438
  Accumulated deferred investment tax credits             19,326     20,097
  Other                                                   10,693      9,568
     Total deferred credits and other non-current
        liabilities                                      117,489    112,103


           TOTAL                                        $619,007   $604,361










The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY
                          STATEMENTS OF CASH FLOWS


                                                            Nine Months
                                                           Ended Sept. 30
                                                           1994      1993
                                                           (In Thousands)
RECONCILIATION OF NET INCOME TO CASH FLOWS
FROM OPERATING ACTIVITIES:
  Net income                                             $17,473   $13,888
  Adjustment for non-cash items:
     Depreciation                                         20,522    19,990
     Deferred income taxes                                 4,382     3,999
     Investment tax credit amortization                     (771)     (771)
     Allowance for equity funds used during construction    (144)      (43)
     Deferred pension cost                                    23         0
  Changes in assets and liabilities:
     Accounts receivable - net                             1,378       539
     Fuel                                                    553     2,109
     Materials and supplies                               (1,243)     (416)
     Accounts payable and other current liabilities        4,288     6,802
     Accrued and prepaid taxes                            (4,810)   (4,627)
     Interest accrued                                      1,401       631
     Other prepayments and current assets                 (2,123)     (161)
     Rate refund payable                                   3,329    (4,064)
     Deferred energy conservation costs                   (5,657)   (3,804)
  Other operating activities                               2,529     1,735
  Cash flows from operating activities                    41,130    35,807

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                             (29,104)  (22,947)
  Allowance for borrowed funds used during construction     (187)      (85)
  Other                                                     (918)      (95)
  Cash flows from investing activities                   (30,209)  (23,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                 3,934     1,471
  Issuance of long-term debt                              13,250    94,000
  Retirement of long-term debt                           (13,259)  (88,556)
  Issuance of preferred stock                                  0    27,250
  Redemption of preferred and preference stock                 0   (25,474)
  Debt and stock discount and financing expenses            (355)   (8,716)
  Dividends on common, preferred and preference stock    (16,539)  (16,868)
  Sale of commercial paper - net                             900     3,950
  Other                                                        0       (15)
  Cash flows from financing activities                   (12,069)  (12,958)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS:     $(1,148)  $  (278)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                    $ 3,083   $ 2,306
  End of period                                          $ 1,935   $ 2,028

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (net of amount capitalized)                $10,885   $11,922
     Income taxes                                        $ 7,578   $ 6,783


The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY





                      Summarized Financial Information

The September 30, 1994 financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1993 Form 10-K. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's Form 10-K for the year ended December 31, 1993.

In the opinion of the company, the financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to fairly state the results of operations.



                        Notes to Financial Statements

In August 1993 the company filed an application with the Iowa Utilities Board for an increase in electric rates in an annual amount of $11.5 million. Increased interim rates in an annual amount of $11.0 million were placed in effect in November 1993, subject to refund. A Board order issued June 3, 1994 allowed an annual increase of $7.4 million. Revenues collected in excess of the Board's ordered level and interest in the amount of $3.1 million plus interest of $0.2 million have been reserved and were refunded in October 1994.

In July 1994 the company filed an application with the Federal Energy Regulatory Commission (FERC) for an increase in firm electric wholesale rates in an annual amount of $1.4 million. On August 3, 1994, in accord with a tentative settlement of a wholesale customer complaint, the company withdrew the rate request. The proposed settlement also provides for the company to pay the wholesale customers a cash settlement of $0.3 million, and that the company will not file another firm wholesale rate case with an effective date prior to February 28, 1996. The wholesale customer complaint, which was initially filed in November 1992, alleged that the company had been imprudent by entering into certain long-term coal contracts, a transloading agreement, and a rail transportation agreement and sought recovery of approximately $4 million. The FERC is expected to rule on the proposed settlement in the fourth quarter of 1994. If the FERC approves the tentative settlement, the proposed $0.3 million cash payment will be recorded as an expense.








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


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1994 AND 1993

EARNINGS PER SHARE for the third quarter of 1994 were $0.65 compared to $0.31 for the corresponding period in 1993. The improved third quarter 1994 earnings reflect the Iowa electric rate increase implemented in November 1993 and the full impact of seasonal rates implemented in mid-July 1993. These factors were offset by reduced air conditioning load due to milder temperatures in July and August of 1994. In addition, third quarter 1993 earnings were depressed by a $2.4 million accrual for clean-up expense at the former manufactured gas plant site in Rochester, Minnesota.

The ELECTRIC MARGIN (revenue less cost of fuel and purchased power) for the third quarter of 1994 was $42.0 million compared to $38.6 million for the third quarter of 1993. A $7.4 million Iowa electric rate increase effective in November 1993 and the full impact of seasonal rates contributed to the improved margin. Purchase power expense in 1994 included charges applicable to an additional 10 MW of capacity purchased for the period May through October 1994. Total capacity charges included in purchased power expense for the third quarter of 1994 were $7.6 million compared to $7.3 million in 1993.


                                    Three Months Ended September 30
ELECTRIC SALES (Mwh)                  1994         1993      % Change
Residential                          269,080      275,095      (2.2)
Commercial                           187,554      201,958      (7.1)
Large Power & Light                  810,558      772,975       4.9
Interchange                          166,241       36,274     358.3
Sales for Resale                      65,962       62,814       5.0
Other                                 14,291       15,053      (5.1)
  Total Electric Sales             1,513,686    1,364,169      11.0

The decline in residential electric sales was primarily due to mild weather during the air conditioning season. The reduction in commercial sales was mainly due to mild temperatures, demand side management/conservation efforts, and the switch from a commercial tariff to a large power & light tariff by approximately 200 customers. Aggregate commercial and large power & light sales increased 2.4%. The increased interchange sales resulted from economy sales to other utilities.





                                    Three Months Ended September 30
ELECTRIC REVENUES (000's)             1994         1993      % Change
Residential                           21,203       20,243       4.7
Commercial                            13,709       13,656       0.4
Large Power & Light                   33,995       30,513      11.4
Interchange                            2,033          898     126.4
Sales for Resale                       2,880        2,597      10.9
Other                                  1,682        2,492     (32.5)
  Total Electric Sales                75,502       70,399       7.2

The increased electric revenues are primarily attributable to the Iowa electric rate increase, seasonal rates being in effect for the entire quarter, and to increased interchange and large power & light sales. Margins on interchange sales allocable to the Iowa jurisdiction are flowed through the fuel clause adjustment and therefore net income is not affected.

The GAS MARGIN (revenue less purchased gas) for the third quarter of 1994 was $(0.3) million compared to $(1.1) million for the third quarter of 1993. The change was primarily attributable to lower purchased gas adjustment overcollection expense. The COST OF GAS SOLD decreased $3.3 million, or 41.9%, during the third quarter of 1994 compared to the same period in 1993 primarily due to a 46.4% decrease in volumes sold.

                                     Three Months Ended September 30
GAS DELIVERIES (MMcf)               1994          1993        % Change
Residential                           285           310         (8.1)
Commercial                            182           192         (5.2)
Industrial                            258           301        (14.3)
Other                                   6           560
  Total Gas Sales                     731         1,363        (46.4)
Gas Transportation                  5,987         5,872          2.0
  Total Gas Deliveries              6,718         7,235         (7.1)

Mild temperatures in September of this year resulted in reduced residential and commercial heating sales. However, the major portion of the decrease in total gas deliveries can be attributed to natural gas burned at the company's
M. L. Kapp generating station in July and August of 1993 in an effort to conserve coal during the 1993 Mississippi River flooding.

                                     Three Months Ended September 30
GAS REVENUES $ (000's)              1994          1993        % Change
Residential                         2,057         2,477        (17.0)
Commercial                            821         1,044        (21.4)
Industrial                            821         1,103        (25.6)
Other                                  33         1,514
  Total Gas Sales Revenues          3,732         6,138        (39.2)
Gas Transportation                    574           711        (19.3)
  Total Gas Revenues                4,306         6,849        (37.1)

The decrease in residential and commercial revenues is primarily a result of decreased sales volumes and a lower purchased gas adjustment clause which reflects a decline in the cost of natural gas purchased by the company. Although industrial retail and transportation deliveries increased slightly, revenues decreased due to a lower purchased gas adjustment clause. "Other" gas revenues for the third quarter of 1993 included approximately $1.4 million of gas used at the company's M. L. Kapp generating station as discussed above.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

EARNINGS PER SHARE for the nine months ended September 30, 1994 were $1.65 compared to $1.25 for the corresponding period in 1993. The increase in earnings was mainly due to the Iowa electric rate increase and the accrual of $3.5 million of environmental clean-up costs in the first and third quarters of 1993.

The year-to-date ELECTRIC MARGIN has increased to $108.8 million in 1994 from $105.0 million in 1993 primarily due to the Iowa electric rate increase and increased large power & light sales.

ELECTRIC SALES during the nine months ended September 30, 1994 were 7.1% higher than the same period a year ago. The increase was primarily attributable to interchange sales which increased 247.0% due to economy sales to other utilities. Residential sales increased 1.2%, primarily due to cooler winter season weather. The 7.0% reduction in commercial sales was mainly due to the switch by commercial customers to a large power & light tariff as discussed above. Aggregate commercial and large power & light sales increased 3.6%.

ELECTRIC REVENUES increased 4.6% during the nine months ended September 30, 1994 compared to the same period of 1993. The increased revenues are a result of the increased sales and the Iowa electric rate increase which was implemented in November 1993.

The year-to-date GAS MARGIN has increased to $12.2 million in 1994 from $11.9 million in 1993 mainly as a result of the Iowa gas rate increase implemented in early 1993 and a lower purchased gas adjustment overcollection expense.

GAS DELIVERIES decreased 2.0% during the nine months ended September 30, 1994 compared to the same period in 1993. The major portion of the decrease in total gas deliveries is attributable to natural gas burned at the company's
M. L. Kapp generating station during the third quarter of 1993. The 1.3% decrease in residential and commercial sales is primarily due to milder temperatures during the second and third quarters of this year.

GAS REVENUES decreased $4.0 million, or 10.0%, during the first nine months of 1994 compared to 1993. The decreased revenues relate to the decreased sales discussed above and a lower purchased gas adjustment clause. Also contributing to the decrease in revenues this year were the higher revenues last year resulting from natural gas burned at the company's M. L. Kapp generating station as discussed above.




MAINTENANCE EXPENSE increased 11.5%, or $0.4 million during the third quarter of 1994 compared to the same period in 1993. The third quarter 1994 expense included approximately $0.3 million for furnace and boiler maintenance at three of the company's steam generating stations. Maintenance expense for the first nine months of 1994 was $12.9 million compared to $12.4 for the first nine months of 1993. The company anticipates maintenance expense in the fourth quarter of 1994 to exceed fourth quarter 1993 expense.

DEPRECIATION EXPENSE - The company is required by the Minnesota Public Utilities Commission to perform a comprehensive depreciation study every five years. Such a study was approved by the Minnesota Commission in October 1994. The revised depreciation rates were ordered to become effective January 1, 1994 and an additional $0.6 million will be recorded in the fourth quarter of 1994 to reflect the new rates for the first nine months of 1994. The additional book depreciation expense will not affect taxable income.

Total INCOME TAX EXPENSE for the three months ending September 30, 1994 was $3.9 million, compared to $2.3 million for the same period in 1993. The higher income tax expense was primarily due to higher taxable income. The effective tax rate for the third quarter of 1993 was unusually high due to a Federal income tax rate change from 34% to 35%, retroactive to January 1, 1993.

PROPERTY AND OTHER TAXES decreased approximately $0.4 million during the third quarter of 1994 compared to the same period in 1993. The decrease is primarily attributable to lower assessed valuations in the State of Iowa.

OTHER INCOME for the third quarter of 1994 included $1,006,000 of energy efficiency carrying costs and curtailment credits compared to $547,000 for the same period in 1993. The increase was primarily due to increased participation by residential customers in an interruptible air-conditioning plan, and an increase in the total amount of deferred energy efficiency costs ($15.3 million at September 30, 1994 compared to $8.5 million at September 30, 1993).

INTEREST INCOME for the third quarter of 1994 was $310,000 compared to $62,000 for the same period of 1993. Interest income for the third quarter of 1994 included approximately $220,000 of interest income applicable to an Iowa income tax refund for the period from 1988 through 1991. Approximately $1.3 million of interest income applicable to the Federal income tax refund will be recorded in the fourth quarter of 1994.

OTHER INTEREST EXPENSE was $0.7 million for the third quarter of 1994 compared to $0.1 million for the third quarter of 1993. The increase was primarily due to interest on IRS audit settlements and to interest on the Iowa electric rate refund.

AVERAGE TEMPORARY INVESTMENTS during the third quarter of 1994 were $2.2 million compared to $3.8 million in 1993. The average interest rate was 4.26% in the third quarter of 1994 compared to 2.98% in 1993.

FUEL INVENTORIES were $22.7 million at September 30, 1994 compared to $15.4 million at June 30, 1994, and $18.8 million at September 30, 1993. The increase from the last quarter was primarily attributable to normal seasonal build-up of coal inventory during the summer shipping season. Fuel inventories at September 30, 1993 were unusually low due to the curtailment of deliveries during the 1993 Mississippi River flooding.

CONSTRUCTION EXPENDITURES during the third quarter of 1994 totaled $11.3 million compared to $10.1 million in 1993. Major 1994 construction projects include the installation of low nitrogen oxide burners at the company's M. L. Kapp generating station, reconstruction of a transmission line, and a supervisory control and data acquisition system. Construction work in progress as of September 30, 1994 totaled $12.2 million compared to $5.5 million at September 30, 1993. The 1994 construction program is estimated to be $46 million.

FIRST MORTGAGE BONDS in the amount of $14.0 million issued in 1965 at a 4 5/8% interest rate will mature on May 1, 1995. This amount is now classified as a current liability.

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

In July 1994 the company filed an application with the Federal Energy Regulatory Commission (FERC) for an increase in firm electric wholesale rates in an annual amount of $1.4 million. On August 3, 1994, in accord with a tentative settlement of a wholesale customer complaint, the company withdrew the rate request. The proposed settlement also provides for the company to pay the wholesale customers a cash settlement of $0.3 million, and that the company will not file another wholesale rate case with an effective date prior to February 28, 1996. The wholesale customer complaint, which was initially filed in November 1992, alleged that the company had been imprudent by entering into certain long-term coal contracts, a transloading agreement, and a rail transportation agreement and sought recovery of approximately $4 million. The FERC is expected to rule on the proposed settlement in the fourth quarter of 1994. If the FERC approves the tentative settlement, the proposed $0.3 million cash payment will be recorded as an expense.

The Iowa Utilities Board (IUB) on May 2, 1994 issued its final order on the company's request to recover deferred energy efficiency costs. The company's cost recovery rates have been approved by the IUB and the rates were placed in effect in October 1994. A total of $6.5 million, covering energy efficiency costs from July 1990 to the end of 1992 and related carrying costs, will be recovered over a four year period. Filings will be made in July 1995 to recover expenses subsequent to 1992.

In the first quarter of 1994 the Minnesota Environmental Protection Agency designated the company as a Potentially Responsible Party for former manufactured gas plant sites in New Ulm, Owatonna, and Austin, Minnesota. To-date, no investigative procedures have been undertaken. Investigative procedures are currently underway at sites in Savanna, Illinois and Clinton, Iowa. The results from the tests will not be available to the company until the fourth quarter of 1994. There has been no change during 1994 in the status of the former manufactured gas plant sites in: Mason City, Iowa; Galena, Illinois; and Albert Lea, Minnesota. Remediation is in progress at the Rochester, Minnesota site. In 1993, the company accrued $1.1 million in the first quarter and $2.4 million in the third quarter for additional remediation costs at the Rochester site. During the second quarter of 1994, the company received permission from the Illinois Commerce Commission to recover environmental clean-up expenditures in Illinois from electric and gas customers through a special tariff recovery mechanism. The company did not accrue any additional liability for environmental costs in 1994, as it believes that the aggregate provision of $3.6 million at September 30, 1994 is adequate to cover the remaining investigative costs for sites that have been identified and the estimated remediation costs for those sites at which an investigative study has been completed.

Recent legislation requires that the company pay air toxics fees to the State of Iowa. The fee is based on the amount of fuel burned at company-owned power plants. The 1994 payment of $0.4 million will be recorded as an expense in the fourth quarter of 1994.

The company established a record peak demand for electricity on June 17, 1994 at 932,081 kilowatts. This surpassed the previous record of 927,366 kilowatts established in August 1993.


























                          INTERSTATE POWER COMPANY
                         PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to the 1993 Form 10-K Item 3 for certain pending legal proceedings and proceedings known to be contemplated by governmental authorities. Reference is also made to the Management Discussion and Analysis included herein. Other than these items, there are no material pending legal proceedings, or proceedings known to be contemplated by governmental authorities, other than ordinary routine litigation incidental to the business, to which the company is a party or of which any of the company's property is the subject.

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



                          INTERSTATE POWER COMPANY
                    PART II - OTHER INFORMATION (Cont'd)

          Below is set forth the ratio of earnings to fixed charges for each of the years in the period 1989 through 1993 and for the 12 months ended September 30, 1994:

               December 31, 1989                3.69
               December 31, 1990                3.84
               December 31, 1991                3.77
               December 31, 1992                2.69
               September 30, 1994               2.95

          Below is set forth the ratio of earnings to fixed charges and Preferred Stock dividends for each of the years in the period 1989 through 1993 and for the 12 months ended September 30, 1994:

               December 31, 1989                3.03
               December 31, 1990                3.11
               December 31, 1991                3.13
               December 31, 1992                2.28
               September 30, 1994               2.43

          See Exhibit EX-12 for the computation of the above ratios.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits filed as a part of this report:

               EX-12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

          (b)  No reports were filed on Form 8-K.
























                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Interstate Power Company
                                                     (Registrant)



Date   November 14, 1994                              W. C. Troy    /s/
                                                   W. C. Troy, Controller
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)