Form 10-K
period 1994-12-31
INTERSTATE POWER CO
filed 1995-03-23
CIK 51720

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C  20549

                                  FORM 10-K

For the fiscal year ended December 31, 1994   Commission file number 1-3632

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994
                                   OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
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

Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange on
         Title of each class                          which registered
Common Stock Par Value $3.50 Per Share            ) New York Stock Exchange
                                                  ) Chicago Stock Exchange
                                                  ) Pacific Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 1, 1994 the aggregate market value of the voting stock held by non-affiliates of the registrant was $233,129,495.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock.
                                                          Shares Outstanding
                                                            March 1, 1995
     Common Stock Par Value $3.50 Per Share                   9,564,287

     Documents incorporated by reference - portions of the Annual Report to Stockholders for 1994 (Exhibit EX-13) are incorporated by reference in Parts I, II and IV; portions of the Annual Proxy Statement for 1995 are incorporated by reference in Part III.

                          INTERSTATE POWER COMPANY
                        1994 Form 10-K Annual Report
                              Table of Contents

                                                                     Page
                                   Part I

Item 1.   Business                                                     1
             General                                                   1
             Construction Program                                      1
             Electric Operations                                       1
             Sources and Availability of Raw Materials                 2
             Duration and Effect of Electric Patents and Franchises    3
             Electric Seasonal Business                                3
             Working Capital Items                                     3
             Electric Governmental Regulations                         3
             Electric Competitive Conditions                           4
             Other Sources of Power                                    5
             Other Electric Operations                                 7
             Gas Operations                                            7
             Gas Sources and Availability of Raw Materials             7
             Duration and Effect of Gas Patents and Franchises         9
             Gas Seasonal Business                                     9
             Gas Governmental Regulations                              9
             Gas Competitive Conditions                                9
             Dependence of Segment Upon a Single Customer             10
             Research and Development                                 10
             Electric and Magnetic Fields                             10
             Environmental Regulations                                10
             Employees                                                13
             Accounting Matters                                       13
Item 2.   Properties                                                  14
             Electric Properties                                      14
             Generating Stations                                      15
             Gas Properties                                           16
             General Properties                                       16
             Titles                                                   16
Item 3.   Legal Proceedings                                           16
Item 4.   Submission of Matters to a Vote of Security Holders         17

                                   Part II

Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters                                      17
Item 6.   Selected Financial Data                                     17
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      17
Item 8.   Financial Statements and Supplementary Data                 17
Item 9.   Disagreements on Accounting and Financial Disclosure        17

                                  Part III

Item 10.  Executive Officers of the Registrant                        18
Item 11.  Executive Compensation                                      18
Item 12.  Security Ownership of Certain Beneficial Owners and
             Management                                               18
Item 13.  Certain Relationships and Related Transactions              19

                                   Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                              19
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

     For information pertaining to industry segments and lines of business please refer to pages 26 and 27 of Exhibit EX-13 (the Annual Report to Stockholders).

     (Construction Program)

     The table below shows actual construction expenditures for 1994 and estimated expenditures for the period 1995 through 1999:

                              (Thousands of Dollars)
          1994 Actual              $ 40,600
          1995 Est.                $ 29,500
          1996 Est.                $ 40,400
          1997 Est.                $ 37,200
          1998 Est.                $ 46,700
          1999 Est.                $103,500

     Refer to (Environmental Regulations) on page 10 for additional information on construction expenditures related to compliance with the regulations of the Clean Air Act of 1990.


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


     (Sources and Availability of Raw Materials)

     Electricity generated by the company in 1994 was 92.6% from coal as a fuel, 0.3% from oil and 7.1% from natural gas. In 1995, the sources of such generation are estimated to be: 97.3% from coal, 0.6% from middle distillate oils, and 2.1% from natural gas. In 1994, 84.0% of the company's coal requirements came from long-term contracts. In 1995, the company anticipates that 75.8% of its coal requirements will be from long-term contracts. These contracts have expiration dates ranging through August 31, 1999.

     The company entered into a contract effective March 1, 1995 through August 31, 1999, for a total of 450,000 tons per year of 0.5% sulfur Colorado coal for its Kapp #2, a 217 MW unit at Clinton, Iowa because of sulfur dioxide restrictions mandated by the Clean Air Act
     Amendments of 1990.

     The company will purchase coal on an annual basis for the Dubuque Power Plant and for Lansing Units #1, #2 and #3.

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

     The company owns 120 coal cars and has an undivided ownership (21.528%) in 372 coal cars in connection with Neal #4. The company has an undivided ownership (4%) in 136 cars in connection with Louisa #1. Coal requirements in 1995 will require using leased cars for the Louisa #1 coal supply.

     The company burned 1,110,491 gallons of No. 2 and No. 6 oil in 1994 and has 6,477,000 gallons of oil storage capacity in which to store adequate reserves during periods of high demand on refineries. The company relies on spot purchases of oil.

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

     (Duration and Effect of Electric Patents and Franchises)

     The company owns no patents.

     The company has, in the opinion of its legal counsel, all necessary franchises or other rights from the incorporated communities and other governmental subdivisions now served, required for the operation of its properties. With 196 electric franchises in effect in cities and villages, and with the majority of such franchises being for a term of 25 years, the renewal of such franchises is a continuing process. Thirty-two percent (62) of the franchises have been secured since January 1, 1985.


     (Electric Seasonal Business)

     The effects of air conditioning in summer and heating in winter have a seasonal impact on the business of the registrant. The air conditioning sales in the summer months are primarily related to the residential and commercial customer classes, however, the company does not meter air conditioning sales separately. During the past five years, the highest and lowest average residential consumption in the peak summer month has been 891 Kwh (July 1991) and 565 Kwh (June
     1990), respectively, compared to 811 Kwh (January 1991) and 635 Kwh (February 1990) during the peak winter month. Refer to the section (Electric Governmental Regulations) for discussion of Iowa seasonal rates.


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


     (Electric Governmental Regulations)

     In August 1993, the company implemented a revised electric tariff structure. The new tariffs give greater weight to the demand component of electric usage, and include a provision for a higher rate during the summer cooling season (June-September), but did not change the company's overall annual electric revenue.

     The company filed an Iowa electric rate increase application in August 1993. The application requested an annual increase of $11.5 million, including a return on common equity of 12.35%. Interim rates at an annual amount of $11.0 million were placed in effect on October 28, 1993, subject to refund. An IUB order issued in June 1994 allowed an annual increase of $7.4 million based on a return on common equity of 11.0%. A second quarter 1994 entry to record the refund liability included $0.9 million of revenue reduction applicable to the first quarter of 1994 and $0.5 million applicable to the fourth quarter of 1993. Refunds to customers, including $0.2 million of interest, were made in October 1994.

     In July 1994, the company filed an application with the FERC for an increase in annual firm electric wholesale rates of $1.4 million. In August 1994, in accord with the settlement of a wholesale customer complaint, the company withdrew the rate request. The settlement also required the company to pay the wholesale customers a cash settlement of $0.3 million, and prohibits another firm wholesale rate case with an effective date prior to February 28, 1996. The wholesale customer complaint, which was initially filed in 1992, alleged that the company had been imprudent by entering into certain long-term coal contracts, an associated transloading agreement, and a rail transportation agreement.

     The company's Minnesota rates recover jurisdictional energy efficiency expenditures and lost revenues. Other operating expenses for 1994, 1993, and 1992 include $0.5, $0.5, and $0.6 million, respectively, for the amortization of Minnesota energy efficiency costs. A May 1994 IUB Order allows recovery of $6.7 million of deferred Iowa energy efficiency costs incurred through December 31, 1992, over a four year period; such recovery began October 1994. Other operating expenses for 1994 include $0.3 million for the amortization of Iowa energy efficiency costs. As of December 31, 1994, and 1993, the total energy efficiency costs deferred were $17.0 and $9.7 million, respectively. Of the $17.0 million total deferred, approximately $11.8 million relates to Iowa energy efficiency costs incurred in calendar 1993 and 1994. The company anticipates filing in late 1995 for recovery of those costs. Management believes that amounts deferred meet the criteria established by the respective commissions for recovery as energy efficiency costs.

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


     (Electric Competitive Conditions)

     In 1993 the Illinois Commerce Commission entered an order determining that Interstate, and not Jo-Carroll Electric Cooperative, had the right to provide electric service to a large new freezer service plant near East Dubuque, IL. The company is providing service to that plant pursuant to Commission order. Jo-Carroll filed for judicial review of the Commission action in the Illinois 15th Judicial Circuit, which court remanded the proceeding to the Commission for further hearings. Proceedings on remand are now pending before the Commission.

     The Energy Policy Act of 1992 (Act) allows FERC to order utilities to grant access to transmission systems by third-party power producers. The Act specifically prohibits federally-mandated wheeling of power for retail customers. The company's industrial rates generally compare favorably with those of neighboring utilities. For the company's six largest industrial customers, the aggregate 1993 rate was approximately 3.4 cents per KWH. This rate also compares favorably with that of potential independent power producers and electric wholesale generators. The company's favorable rates mitigate the incentive that these customers might otherwise have to relocate, self-generate or purchase electricity from other suppliers. The company anticipates that its generating cost will decline slightly over the next several years as long-term coal purchase and transloading contracts expire and are renegotiated.

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


     (Other Sources of Power)

     The company has been a participant in the Mid-Continent Area Power Pool (MAPP) Agreement since March 31, 1972. MAPP had a total coincident 1994 summer peak of 23,863 MW at which time the net capacity of the pool was 31,107 MW.

     Membership in the pool permits sharing of reserve capacities of the members which affects reductions in plant facilities investment for MAPP members. The minimum reserve margin for participants in MAPP has been established at 15%.

     Parties to the MAPP Agreement include, as participants, 29 electric power suppliers consisting of 10 investor-owned utilities, the United States Department of Interior (Western Area Power Administration), a Canadian system, public power districts and rural electric generating and transmission cooperative associations, municipal electric supply agencies and, as associate participants, 16 other electric power suppliers operating in Canada and in the North Central region of the United States. The pool coordinates planning and operation of power suppliers in Minnesota, Wisconsin, Montana, Iowa, Nebraska, North Dakota and South Dakota and provides reliability and economy for the company's bulk power supply. The MAPP Agreement was filed with the FERC and accepted as an initial rate filing effective December 1, 1972 and has been in operation since that time.

     In addition to MAPP, the company has interchange connections with certain Missouri and Illinois utilities through 345 KV transmission systems. Future interconnections are planned to meet transmission requirements for the next ten years.

     In 1992, the company entered into three long-term power purchase contracts with other utilities. The contracts provide for the purchase of 230 to 255 MW of capacity over the period from May 1992 through April 2001. Energy is available at the company's option at approximately 100% to 110% of monthly production costs for the designated units. The three power purchase contracts required capacity payments of $24.6, $24.1, and $16.3 million in 1994, 1993, and 1992, respectively. Over the remaining life of the contracts, total capacity payments will be approximately $155 million. The purchased power contract payments are not for debt service requirements of the selling utility, nor do they transfer risk or rewards of ownership.

     A portion of the purchased power capacity payments is not presently being recovered through rates:

          A 1992 rate order by the MPUC held that the company had 100 MW of excess capacity. The Minnesota jurisdictional portion of the 100 MW of disallowed capacity is approximately $1.9 million annually.

          An additional 25 MW of purchased power contracts became effective after 1992. Annual electric rates do not provide for the recovery of $0.8 and $0.2 million, respectively, applicable to the Iowa and Minnesota jurisdictions.

          The company has not yet filed for rate recovery of the allocable portions of the purchased power payments in the Illinois and FERC jurisdictions. The annual Illinois and FERC jurisdictional portions are approximately $1.7 and $0.9 million, respectively.

     The amounts which are not being recovered through rates are expensed as incurred. The impact of not recovering the purchased power payments is mitigated to the extent that load growth has occurred since the last rate case.

     The company has contracts with several governmental power agencies whereby the company provides transmission service to their customer/members. During 1994, the company received $1,171,806 for transmission service to customers of the Western Area Power
     Administration (WAPA), and $1,267,322 from Cooperative Power
     Association (CPA) for wheeling power to nine of its member distribution cooperatives.

     The company's contract with CPA also provides for payment by the company for needed mutually utilized facilities constructed and owned by CPA. During 1994, these payments amounted to $336,736.

     The company and Southern Minnesota Municipal Power Agency (SMMPA) have agreed by contract to compensate each other if over/underinvestment in the shared transmission system occurs. During 1994, SMMPA made payments to the company in the amount of $524,700.

     The company's contract with Central Iowa Power Cooperative (CIPCO) provides for compensation to each other if over/underinvestment in the shared transmission system occurs. During 1994, the company owed CIPCO $59,195 for underinvestment in the Liberty Substation property, of which $41,038 was paid in 1995.


     (Other Electric Operations)

     The 1994 peak of 932,081 KW occurred on June 17, 1994 between 2:00 and 3:00 in the afternoon. At the time of its 1994 peak the company had a net effective electric capability of 1,308,600 KW. Of this net effective capability at the time of peak, 901,300 KW was in steam generation, 113,500 KW was in combustion turbine and the balance was in internal combustion units and purchases. The previous historical system net peak load for a sixty-minute period, of 927,366 KW, was reached on August 26, 1993.


     (Gas Operations)

     The company supplies retail gas service in 39 communities and serves approximately 48,500 gas customers.

     There have been no significant changes since the beginning of the fiscal year in the kind of products produced, markets or methods of distribution.


     (Gas Sources and Availability of Raw Materials)

     The natural gas industry was recently restructured as a result of Order 636, issued by the Federal Energy Regulatory Commission (FERC) on April 8, 1992. This Order required the interstate pipelines to provide transportation capacity unbundled (separated) from the sales of gas supply, as well as to provide open access to their storage facilities. The company no longer purchases a bundled gas supply from Northern Natural Gas Company (NNG) and Natural Gas Pipeline Company of American (NGPL). The company purchases pipeline capacity (space) from these companies to deliver a gas supply purchased from others. During 1994 the company purchased gas from eleven non-traditional suppliers, i.e. producers, brokers and marketers, at market responsive rates. The FERC continues to approve the tariffs of NNG and NGPL, but only with regard to capacity and storage rates, subject to change as rate cases are filed.

     A section of the Order permits the interstate pipelines to pass on industry transition costs to their customers. Transition costs are comprised of gas supply realignment costs, unrecovered gas cost, stranded costs and new facilities costs. As a customer of NGPL and NNG, Interstate is subject to a share of those costs. The FERC has approved the Order 636 Settlements between NNG, NGPL and their customers.

     Gas for the company's Mason City, Albert Lea and Savanna service areas is transported by NNG under capacity contracts for 36,533 Mcf daily, and for an additional 15,657 Mcf in the November to March time frame. The majority, 27,194 Mcf, of the above capacities is from the producing areas of New Mexico, Oklahoma and Texas, etc. These contracts expire in October, 1997. Gas is supplied by producers, marketers and brokers, as well as from storage services, to meet the peak heating season requirements. The Company had 22,302 Mcf/day of storage, with the necessary pipeline capacity, available for the 1994-1995 heating season.

     Gas for its Clinton service area is transported by NGPL under capacity contracts for 19,751 Mcf annually, with expiration dates of December 1, 1995 (6,949), December 1, 1995 (2,832), February 28, 1996
     (4,970), and November 30, 1996 (5,000). This gas is supplied by producers, marketers and brokers. The company supplements this capacity with storage gas, which has the pipeline capacity embedded in its FERC approved rate. The company had 11,779 Mcf of storage available for the 1994-1995 heating season.

     During 1994, the company utilized approximately 39.2% of its annualized daily contract gas available from its firm suppliers. The Company's total throughput level of 33,653,839 Mcf represents a 1.0% decrease for 1994, as compared to 1993. The total throughput was composed of contract supply gas (26.3%), spot gas (0.9%) and customer transportation gas (72.8%).

     During 1994, eighteen of Interstate's customers transported a total of 24,498,793 Mcf of their own gas over the company's pipeline and distribution systems. In 1992, sixteen of Interstate's customers transported a total of 23,547,107 Mcf, and in 1993, nineteen customers transported a total of 23,994,891 Mcf. The customer owned gas was delivered by interstate pipeline companies for those customers' accounts to Interstate's town border stations, and is subsequently delivered to the customers under tariffs approved by respective state commissions. Company policy is to assist any customer in exploring its options relative to purchasing gas directly from the producing sector.

     The Company owns propane-air gas plants in Albert Lea, Minnesota and Clinton and Mason City, Iowa. The daily output capacities are:
     5,500 Mcf, 4,000 Mcf and 9,600 Mcf of propane-air mix gas respectively.

     The requirement for gas on the peak winter day of the 1993-1994 season was 128,041 Mcf, including both firm and interruptible customers. This peak consisted of 38.2% jurisdictional sales gas, 0.0% spot gas, 37.3% customer purchased gas, 23.7% storage gas and 0.8% propane-air from the company's peak-shaving plant. The maximum daily firm gas sales during the 1993-1994 season were as follows:
     Albert Lea 15,826 Mcf; Savanna 2,950 Mcf; Clinton 26,523 Mcf; Mason City 33,073 Mcf, or 61.2% of the peak winter day throughput.


     (Duration and Effect of Gas Patents and Franchises)

     The company owns no patents.

     The company has, in the opinion of its legal counsel, all necessary franchises or other rights from the incorporated communities and other governmental subdivisions now served, required for the operation of its properties. With 34 gas franchises in effect in cities and villages, and with the larger majority of such franchises being for a term of 25 years, the renewal of such franchises is a continuing process. Fifty percent (17) of the franchises have been secured since January 1, 1985.


     (Gas Seasonal Business)

     The effects of heating sales to the residential and commercial classes of customers have a significant seasonal impact on the business of the registrant. The heating sales in the winter months account for 98% of the total annual sales to these classes of customers. The average consumption for a residential customer during the peak winter months is 18.6 Mcf compared to the average of 2.6 Mcf during the summer. The average consumption for a commercial customer during the peak winter months is 90.6 Mcf compared to the average of
     13.2 Mcf during the summer.


     (Gas Governmental Regulations)

     Order 636 provides a mechanism under which pipelines can recover prudently incurred transition costs associated with the restructuring process. The company's pipeline suppliers have filed with the FERC to recover transition costs from the local distribution companies. The company incurred $2.1 million of transition costs in 1994 and is currently recovering these costs from customers through the purchased gas adjustment clause. While the ultimate level of transition costs could vary as Order 636 filings are revised and proceedings completed, the company estimates that the remainder will aggregate approximately $5.2 million payable in declining installments from 1995 to 2004. The company anticipates that under customary ratemaking practices, future transition costs will be recovered from customers, and has recorded on its balance sheet a liability and a corresponding regulatory asset in the amount of $5.2 million.


     (Gas Competitive Conditions)

     The company has no competition from the same type of public utility service in the sale of gas in any of the incorporated communities serviced by it. Certain major industrial customers of the company purchase their own gas supply from producers and have that gas transported by the company as described in the "Gas Sources and Availability of Raw Materials" section. Laws and statutory regulations in the different states in which service is rendered provide, under varying terms and conditions, for municipal ownership of distribution systems. Certain franchises, under which utility service is rendered, give the municipality the right to purchase the system of the company within said municipality upon certain terms and conditions. However, no such purchase option and no right of condemnation of the company's properties has been exercised and no municipal distribution system has been established in the territory now serviced by the company during the past twenty-five years.


     (Dependence of Segment Upon a Single Customer)

     In 1994, 1993 and 1992, the company had no single customer or industry for which electric and/or gas sales accounted for 10% or more of the company's consolidated revenues. In 1994, the company's three largest industrial customers accounted for 1,339,433,851 Kwh of electric sales ($43,779,424) and 22,523,696 Mcf of gas sales and transportation ($2,155,958). The company's largest gas customer, which represents 30% of the company's total gas throughput, is committed by contract for the next seven years.


     (Research and Development)

     The company has no full-time professional employees engaged in research activities and had no company-sponsored research programs during 1994, 1993 and 1992. In the public utility industry, research is commonly and traditionally done by manufacturers of equipment, trade organizations to which the company belongs, and university research programs. In 1994 approximately $1,072,871 was paid for research activities compared with $1,090,184 in 1993 and $1,013,003 in 1992.


     (Electric and Magnetic Fields)

     The possibility that exposure to electric and magnetic fields emanating from power lines and other electric sources may result in adverse health effects has been a subject of increased public, governmental and media attention. A considerable amount of scientific research has been conducted on this topic with no definitive results. Research is continuing. It is not possible to tell what, if any, impact these actions may have on the company's financial condition.


     (Environmental Regulations)

     The company is subject to various federal and state government environmental regulations. The company meets existing air and water regulations. The Federal Clean Air Act Amendments of 1990 requires reductions in certain emissions from power plants. The legislation has two deadlines for compliance, Phase 1 (January 1, 1995) and Phase 2 (January 1, 2000). The company has switched to a low sulfur coal and installed low nitrogen oxide burners at the 217 MW plant affected by Phase 1. Additional capital expenditures of $11 million will be required in 1995 and 1996 to comply with environmental standards applicable to power plants. Management anticipates that additional costs incurred will be recovered through customer rates.

     The United States EPA, via the Clean Water Act, and the states have promulgated discharge limits necessary to meet water quality standards. A National Pollutant Discharge Elimination System (NPDES) permit is required for all discharges. The company has current NPDES permits for all discharges and meets or or falls within the required discharge limits.

     Early this century, various utilities including the company operated plants which produced manufactured gas for cooking and lighting. The company's facilities ceased operations approximately 40 years ago when natural gas pipelines were extended into the upper Midwest. Some of the former gasification sites contain coal tar waste products which may present an environmental hazard.

     In 1957, the company purchased facilities in Mason City, Iowa, from Kansas City Power & Light Company (KCPL) which included land previously used for a coal gasification plant. Coal tar waste was discovered on the property in 1984. A Remedial Investigation and a Feasibility Study have been approved by the U.S. EPA, and the company anticipates that remediation will begin in 1995 following U.S. EPA designation of the clean-up process. The Federal District Court ruled in 1993 that KCPL is liable to the company regarding the response costs at the Mason City site. (KCPL is an A rated company with total assets in excess of $2 billion.) Additional court proceedings will be held in 1995 to determine the extent of that liability. The company anticipates that it may incur additional costs to clean-up the site, but that such costs should be recoverable from KCPL or from gas customers. In 1994, the company recorded an additional $2.3 million liability for the estimated clean-up costs, and based on the current regulatory treatment, an equal regulatory asset. The company did not expense any investigation and remediation costs related to the Mason City site in 1994 or 1993; it has expensed $2.5 million of investigation and remediation costs applicable to the site since the discovery of the coal tar waste.

     The company formerly operated a manufactured gas plant in Rochester,Minnesota. This facility was sold to another utility, which later demolished the plant. The site is currently owned by a utility and the City of Rochester. Agreements have been reached between the Minnesota Pollution Control Agency and all three parties noted above regarding the clean-up process. The remediation process began in 1994 and is expected to be completed in early 1995. Pursuant to the settlements described above, with total cost not to exceed $9.662 million, the company has agreed to pay approximately two-thirds of the cost of investigation and clean-up. The company accrued (expensed) $0.8, $3.5, $1.2, and $0.2 million in 1994, 1993, 1992, and 1991, respectively.

     In addition, the company has identified, or has been identified, as an owner or operator of seven other manufactured gas plant sites in the Midwest: sites in Savanna and Galena, Illinois; a site in Clinton, Iowa; and sites in Albert Lea, Austin, New Ulm and Owatonna, Minnesota. The Savanna, Illinois, and Clinton, Iowa, sites are currently owned by the company; the remaining sites are owned by third parties. Potentially hazardous wastes allegedly associated with former coal gasification operations have been identified at all sites. Investigation of site conditions are in various stages at all of the sites.

     The company's accrued environmental liabilities of $3.5 million at December 31, 1994, will cover known expenses for investigative and remediation work. Additional liabilities, if any, cannot be determined until further investigative work is performed.

     In 1994, the company filed a lawsuit against certain of its insurers to recover the costs of investigating and cleaning up, as necessary, the former coal gasification plants. Neither the company nor its legal counsel is able to predict the amount of any insurance recovery, and accordingly, no potential recovery has been recorded.

     Previous actions by Iowa, Illinois, and Minnesota regulators have permitted utilities to recover prudently incurred investigation, remediation and legal costs (response costs). The company anticipates that costs applicable to the Iowa and Illinois jurisdictions will be recovered from customers. Effective February 1993, a representative level of investigation, remediation and legal costs of $0.7 million per year applicable to the two Iowa sites is being recovered from customers through gas rates. Investigation and remediation costs through December 31, 1993, have been charged to expense. In accordance with the established practice of the Iowa Utilities Board
     (IUB), the 1994 accrual of $2.3 million for future remediation costs has been offset by a regulatory asset. Such costs will be charged to expense as they are incurred in the future. The company's Illinois electric and gas tariffs provide for a rider to recover prudently incurred investigation and remediation costs. In 1994, $0.3 million of costs applicable to Illinois were charged to a regulatory asset and will be amortized to expense as they are recovered from customers beginning in 1995.

     While the company is currently seeking an accounting order which would allow the deferral of a portion or all of the remediation costs applicable to its Minnesota jurisdiction, it may be difficult for the company to recover all costs applicable to the Minnesota sites. The MPUC has indicated that this type of cost should not be shared by electric customers, and the company has relatively few Minnesota gas customers. To-date, all estimated Minnesota jurisdictional costs have been charged to expense.

     Under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), a past waste generator can be designated by the United States Environmental Protection Agency (U.S. EPA) as a Potentially Responsible Party (PRP). Certain types of used transformer oil (primarily those containing polychlorinated biphenyls, or "PCBs") have been designated as hazardous substances by the U.S. EPA. The company has been cited as a PRP by the U.S. EPA for the clean-up of the facilities formerly operated by Martha C. Rose Chemicals, Inc. in Holden, Missouri. Clean-up of the site began in 1994, with final completion scheduled for early 1995. The Martha Rose Chemical Steering Committee has estimated that total clean-up cost may be up to $22.8 million. The company's proportionate share of clean-up costs has been $0.3 million to-date. The Steering Committee has indicated that it has more than adequate funds to complete the clean-up.

     In 1988, the U.S. EPA designated the company a PRP for the clean-up of former salvage facilities operated by the Missouri Electric Works, Inc. (MEW) in Cape Girardeau, Missouri. A portion of the PCB-contaminated equipment found at the site was formerly owned by the company. The company has notified the U.S. EPA that it disclaims responsibility for the site, as the equipment was in proper operating condition when sold by the company to a third party, which subsequently made arrangements to transport this equipment to MEW. The U.S. EPA has not responded to the company's disclaimer. The company has not recorded any liability for the MEW site, and management believes that it will be able to successfully defend itself against any claims applicable to the site.


     (Employees)

     The company has 978 regular employees consisting of 940 full-time and 38 part-time employees.


     (Accounting Matters)

     The company adopted SFAS No. 106, "Accounting for Postretirement Benefits Other Than Pensions" in 1993. SFAS 106 requires that the cost of providing such future postretirement benefits be accrued over the employees' service periods. The postretirement benefit obligation at January 1, 1993 (transition obligation) was $30.9 million and is being amortized over a 20 year period. The annual SFAS 106 cost for 1994 and 1993 was $4.9 million with the pay-as-you-go amount of $1.9 and $1.7 million, respectively. Recovery of SFAS 106 costs must be addressed in rate proceedings. The Iowa Utilities Board (IUB) allowed recovery of $0.3 million per year of additional SFAS 106 expense in gas rates effective May 1993, and the recovery of $1.6 million in electric rates effective November 1993. The company has deferred the difference between the SFAS 106 costs and the pay-as-you-go amount applicable to the FERC electric and Minnesota electric and gas jurisdictions until rate cases are filed to recover the additional costs. Based on precedent established by the FERC and Minnesota Public Utilities Commission (MPUC), the company believes that amounts deferred as of December 31, 1994, meet the criteria established by the Financial Accounting Standards Board. SFAS 106 costs in excess of the pay-as-you-go amount included on the balance sheet as regulatory assets were $2.6 million at year-end 1994 and 1993. In Illinois, SFAS 106 costs are expensed currently since deferral accounting is not allowed.













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

































                INTERSTATE POWER COMPANY GENERATING STATIONS

                                                                    Net
                      Generating Units        December 31, 1994    Output
                        Nameplate                Capability        in KWH
                 Unit   Capacity     Year      KW         KW       (000's)
Location        Number     KW     Installed  (Gross)     (Net)      1994
STEAM:
Dubuque, IA         2     15,000     1929      82,500     78,000    151,312
                    3     25,000     1952
                    4     33,000     1959
Clinton, IA         1     15,000     1947     254,900    235,000    973,638
 (M.L.Kapp Plt.)    2    212,284     1967
Lansing, IA         1     15,000     1948     337,800    320,000    837,454
                    2     11,500     1949
                    3     33,000     1957
                    4    252,649     1977
Sherburn, MN        1     11,500     1950     113,500    108,000    267,653
 (Fox Lake Plt.)    2     11,500     1951
                    3     75,000     1962
Sioux City, IA      4*   125,924     1979     142,000    134,300  1,006,325
 (Neal Unit #4)
Louisa County, IA   1**   27,400     1983      28,400     27,000    172,353
 (Louisa Unit #1)
TOTAL STEAM                                   959,100    902,300  3,408,735


GAS TURBINE:
Montgomery, MN      1     26,535     1974      22,200     22,200        611
Sherburn, MN        4     26,535     1974      21,300     21,300        321
 (Fox Lake Plt.)
Mason City, IA      1     37,520     1991      70,400     70,000      2,073
 (Lime Creek Plt.)  2     37,520     1991
TOTAL GAS TURBINE                             113,900    113,500      3,005


INTERNAL COMBUSTION:
Dubuque, IA         1      2,000     1966       4,600      4,600        (83)
                    2      2,000     1966
Hills, MN           2      2,000     1960       2,000      2,000        (63)
Lansing, IA         1      1,000     1970       2,000      2,000          5
                    2      1,000     1971
New Albin, IA       1        685     1970         700        700        (34)
Rushford, MN        1      2,000     1961       2,000      2,000        (88)
TOTAL INTERNAL COMBUSTION                      11,300     11,300       (263)


TOTAL COMPANY                               1,084,300  1,027,100  3,411,477


* Interstate owns 21.528% of a 584,931 KW unit operated by Midwest Re-sources.
** Interstate owns 4.0% of a 685,000 KW unit operated by Iowa-Illinois Gas and Electric Company.




     (Gas Properties)

     The company owns and operates natural gas distributing systems in Albert Lea, Minnesota; Savanna, Illinois; Clinton, Mason City and Clear Lake, Iowa and in a number of smaller Minnesota, Illinois and Iowa communities. At Albert Lea, the company owns 14 tanks with a liquid propane storage capacity of 357,000 gallons; at Clinton, there are 12 tanks with 306,000 gallons capacity and at Mason City, 22 tanks with 561,000 gallons capacity.

     The company also owns 100 gas regulating stations and approximately 966 miles of gas distribution mains.


     (General Properties)

     The company owns numerous miscellaneous properties in various parts of its territory which are used for office, service and other purposes. The most important of these are three General Office buildings in Dubuque and the district office buildings at Clinton, Decorah, Dubuque, Mason City and Oelwein, Iowa and Albert Lea, and Winnebago, Minnesota and the distribution service buildings in each of those locations. The company, as lessee, leases office space at various locations. The company also leases a few small parcels of land for storage of poles and miscellaneous temporary uses.


     (Titles)

     In the opinion of legal counsel for the company, the company has satisfactory title to its properties for use in its utility businesses subject only to permitted liens as defined in the Bond Indenture and to minor defects and encumbrances customarily found in cases of like size and character and which do not materially interfere with the use of such properties.

     Properties such as electric transmission and electric and gas distribution lines are constructed principally on rights-of-way which are maintained under franchise or held by easement only.

     All properties of the company, other than "excepted property" as defined in the Bond Indenture, are subject to the lien of the company's Bond Indenture dated as of January 1, 1948, as supplemented, securing the company's outstanding First Mortgage Bonds.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no submission of matters to a vote of security holders during the fourth quarter of the 1994 year.



                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     For information pertaining to common stock market data required by
     Item 201 of Regulation S-K please refer to page 32 of Exhibit EX-13 (the Annual Report to Stockholders).


ITEM 6.  SELECTED FINANCIAL DATA

     For information pertaining to selected financial data required by
     Item 301 of Regulation S-K please refer to page 31 of Exhibit EX-13 (the Annual Report to Stockholders).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For information pertaining to management's discussion and analysis required by Item 303 of Regulation S-K please refer to pages 1 through 11 of Exhibit EX-13 (the Annual Report to Stockholders).


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data incorporated by reference to Exhibit EX-13 (the Annual Report to Stockholders for 1994):

     Statements of Income and Retained Earnings     Page  12
     Statements of Cash Flows                       Page  13
     Balance Sheets                                 Pages 14 & 15
     Statements of Capitalization                   Page  16
     Notes to Financial Statements                  Pages 17 - 28
     Independent Auditors' Report                   Page  29


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.








                                 PART III

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

     Name               Age  Offices Held Past 5 Years
     W. H. Stoppelmoor  61   1-1-87 - President & Chief Executive
                                        Officer
                             5-1-90 - President, Chief Executive Officer
                                        & Chairman of the Board

     M. R. Chase        56   1-1-91 - Vice President-Production
                             5-7-91 - Vice President-Power Production

     A. D. Cordes       63   1-1-86 - Vice President-District
                                        Administration
                             5-1-90 - Vice President-District
                                        Administration & Public Affairs

     R. R. Ewers        50   5-1-90 - Vice President-Administrative
                                        Services

     D. E. Hamill       58   9-1-80 - Vice President-Budgets &
                                        Regulatory Affairs

     G. L. Kopischke    63   9-1-80 - Vice President-Electric Operations

     J. C. McGowan      57   2-1-89 - Secretary & Treasurer

     R. P. Richards     58   1-1-91 - Vice President-Gas Operations

     W. C. Troy         56   5-1-86 - Controller

     All officers are elected and serve as such until the next annual meeting of directors. There are no arrangements or understandings with respect to election of any person as an officer.

     For information pertaining to directors, and other data required by Items 401 and 405 of Regulation S-K, refer to pages 3 through 6 of the company's Official Proxy Statement filed with the Securities and Exchange Commission on March 21, 1995.


ITEM 11. EXECUTIVE COMPENSATION

     Refer to information on pages 8, 9, 10, 11 and 12 of the company's Official Proxy Statement filed with the Securities and Exchange Commission on March 21, 1995 for data required by Item 402 of Regulation S-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Refer to information on pages 6 and 7 of the company's Official Proxy Statement filed with the Securities and Exchange Commission on March 21, 1995 for data required by Item 403 of Regulation S-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Management and Others:

     In 1994 there were no transactions and there are presently proposed no transactions with management, to which the company or its subsidiary was or is to be a party, of the character as to which answer is called for in response to Item 404(a) of Regulation S-K.

     Indebtedness of Management:

     No director or officer, or nominee for election as a director, or any associate of any thereof, was indebted to the company or its subsidiary during 1994, as to which answer is called for in response to Item 404(b) of Regulation S-K.



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

                        2. Exhibits which are filed herewith, including those incorporated by reference are listed in the Index to Financial Statements, Schedules and Exhibits filed as part of this Annual Report.

     (b)                Reports on Form 8-K:

                        No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of 1994.


















INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

The 1994, 1993 and 1992 financial statements, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP, dated February 2, 1995, appearing on pages 12 through 29 of Exhibit EX-13 (the 1994 Annual Report to Stockholders), are incorporated in this Form 10-K Annual Report. The following additional data, as attached on EX-23.a, EX-23.b, and S-1 should be read in conjunction with the financial statements in such Exhibit EX-13.

Schedules and other historical financial information not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                                                Page or Exhibit Reference

                                                           Exhibit EX-13
                                                 Form    (Annual Report to
                                                 10-K      Stockholders)

Report of Independent Auditors                  EX-23.a
Consent of Independent Auditors                 EX-23.b

Financial Statements:
  Statements of Income and Retained Earnings
    for the years ended December 31, 1994,
    1993 and 1992                                                 12
  Statements of Cash Flows for the years ended
    December 31, 1994, 1993 and 1992                              13
  Balance Sheets, December 31, 1994 and 1993                    14 & 15
  Statements of Capitalization, December 31,
    1994 and 1993                                                 16
  Notes to Financial Statements                                 17 - 28
  Selected Financial Data                                         31
  Common Stock Market Data                                        32

Management's Discussion and Analysis                             1 - 11

Schedule II:  Valuation and Qualifying Accounts
                    and Provisions                                S-1
















INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS (CONT'D.)

Exhibits filed as part of this report:

EX-4 Statement regarding availability upon request of Loan Agreement and Pollution Control Indenture.

EX-10.a Coal Supply Agreement between Interstate Power Company and Powderhorn Coal Company filed under Form SE as confidential and non-public.

EX-13     The Company's 1994 Annual Report to Stockholders.

EX-23.a   Report of Independent Auditors

EX-23.b   Consent of Independent Auditors

EX-27     Financial Data Schedule

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


                                       INTERSTATE POWER COMPANY



Date     March 16, 1995                By /s/ W. H. STOPPELMOOR
                                             (W. H. Stoppelmoor,
                                             President and Chief
                                             Executive Officer)



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

                              Director
   (J. E. Byrns)

/s/ A. D. CORDES              Director
   (A. D. Cordes)

/s/ J. L. HANES               Director
   (J. L. Hanes)

/s/ G. L. KOPISCHKE           Director
   (G. L. Kopischke)

/s/ N. J. SCHRUP              Director
   (N. J. Schrup)




Date  March 16, 1995



                                                               SCHEDULE II

                         INTERSTATE POWER COMPANY

             VALUATION AND QUALIFYING ACCOUNTS AND PROVISIONS
           FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                          (Thousands of Dollars)
COLUMN A                COLUMN B       COLUMN C       COLUMN D    COLUMN E

                                       ADDITIONS
                       BALANCE AT  CHARGED   CHARGED  DEDUCTION   BALANCE
                       BEGINNING     TO      TO OTHER   FROM      AT END
DESCRIPTION             OF YEAR    INCOME    ACCOUNTS RESERVES    OF YEAR


YEAR ENDED DEC. 31, 1994
 Valuation account
 deducted from caption
 of which it applies -
 accumulated provision
 for doubtful accounts      $203     $243     $148 (a)  $394 (b)    $200

 Provision for medical
 benefits, injuries
 and damages              $4,105   $7,240   $2,757    $9,431 (c)  $4,671


YEAR ENDED DEC. 31, 1993
 Valuation account
 deducted from caption
 of which it applies -
 accumulated provision
 for doubtful accounts      $206     $225     $134 (a)  $362 (b)    $203

 Provision for medical
 benefits, injuries
 and damages              $1,506   $4,302   $3,521    $5,224 (c)  $4,105


YEAR ENDED DEC. 31, 1992
 Valuation account
 deducted from caption
 of which it applies -
 accumulated provision
 for doubtful accounts      $206     $152     $115 (a)  $267 (b)    $206

 Provision for medical
 benefits, injuries
 and damages              $1,655   $4,103     $838    $5,090 (c)  $1,506



(a) Recoveries on accounts previously written off.
(b) Accounts written off.
(c) Claims and damages paid and expenses in connection therewith.


                                    S-1
                             INDEX OF EXHIBITS



EX-4        Statement regarding availability upon request of Loan
            Agreement and Pollution Control Indenture.

EX-10.a Coal Supply Agreement between Interstate Power Company and Powderhorn Coal Company filed under Form SE as confidential and non-public.

EX-13       The Company's 1994 Annual Report to Stockholders.

EX-23.a     Report of Independent Auditors

EX-23.b     Consent of Independent Auditors

EX-27       Financial Data Schedule

EX-99.a Listing of current material contracts, indentures and other exhibits and identified as having been previously filed with the Commission.