Form 10-Q
period 1995-03-31
INTERSTATE POWER CO
filed 1995-05-10
CIK 51720

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1995

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

                                                         Shares Outstanding
                                                             May 1, 1995

Common Stock Par Value $3.50 Per Share                    9,564,287 Shares


                          INTERSTATE POWER COMPANY
                                 Form 10-Q
                              Table of Contents



Part I - Financial Information

Item 1.  Statements of Income - Three Months Ended                          1
         Balance Sheets - Assets                                            2
         Balance Sheets - Capitalization and Liabilities                    3
         Statements of Cash Flows                                           4
         Summarized Financial Information                                   5
         Notes to Financial Statements                                      5
Item 2.  Management's Discussion and Analysis                               6


Part II - Other Information

Item 1.  Legal Proceedings                                                 10
Item 2.  Changes in Securities                                             10
Item 3.  Defaults Upon Senior Securities                                   10
Item 4.  Submission of Matters to a Vote of Security Holders               10
Item 5.  Other Information                                                 11
Item 6.  Exhibits and Reports on Form 8-K                                  11

































                          INTERSTATE POWER COMPANY
                            STATEMENTS OF INCOME
                                                             Three Months
                                                            Ended March 31
                                                            1995      1994
                                                            (In Thousands)
OPERATING REVENUES:
  Electric                                               $ 63,803  $ 62,375
  Gas                                                      18,962    23,200
                                                           82,765    85,575
OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                          16,840    15,594
     Power purchased                                       12,102    11,553
     Cost of gas sold                                       9,957    13,011
     Other operating expenses                              12,031    12,206
  Maintenance                                               3,440     3,528
  Depreciation                                              7,226     6,861
  Income taxes:
     Federal currently payable                              2,988     3,506
     State currently payable                                  893     1,040
     Deferred taxes-net                                     1,225     1,171
     Investment tax credit amortization                      (257)     (257)
  Property and other taxes                                  4,505     4,311
          Total operating expenses                         70,950    72,524

OPERATING INCOME                                           11,815    13,051

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during construction           0         7
  Interest income                                              56        46
  Miscellaneous                                               214       177
  Income taxes                                               (111)      (92)
          Total other income and deductions                   159       138

INCOME BEFORE INTEREST CHARGES                             11,974    13,189

INTEREST CHARGES:
  Long-term debt                                            3,811     3,843
  Other interest charges                                      488       122
  Allowance for borrowed funds used during construction       (82)      (27)
          Total interest charges                            4,217     3,938

NET INCOME                                                  7,757     9,251

PREFERRED STOCK DIVIDENDS                                     614       613
NET INCOME AVAILABLE FOR COMMON STOCK                    $  7,143  $  8,638

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                 9,564     9,401

EARNINGS PER COMMON SHARE OUTSTANDING                    $    .74  $    .91
DIVIDENDS PAID PER COMMON SHARE                          $    .52  $    .52


The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY
                               BALANCE SHEETS

                                   ASSETS

                                                           Mar. 31   Dec. 31
                                                             1995      1994
                                                             (In Thousands)


UTILITY PLANT (at original cost)                          $883,429  $879,897
  Less accumulated provision for depreciation              385,194   379,216
     Utility plant - net                                   498,235   500,681


OTHER PROPERTY AND INVESTMENTS                                 477       522


CURRENT ASSETS:
  Cash and cash equivalents                                  1,664     1,537
  Accounts receivable less reserve                          24,993    22,350
  Inventories - at average cost:
     Fuel                                                   15,523    24,220
     Materials and supplies                                  5,424     5,208
  Prepaid income tax                                         7,070     6,197
  Other prepayments and current assets                       6,664     5,954
     Total current assets                                   61,338    65,466


DEFERRED DEBITS:
  Regulatory assets for deferred income taxes               27,686    27,469
  Deferred energy efficiency costs                          18,203    16,961
  Other                                                     17,475    17,746
     Total deferred debits                                  63,364    62,176


           TOTAL                                          $623,414  $628,845

















The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY
                               BALANCE SHEETS

                       CAPITALIZATION AND LIABILITIES


                                                           Mar. 31   Dec. 31
                                                            1995      1994


CAPITALIZATION:
  Common stock, par value $3.50 per share;
     Authorized - 30,000,000 shares; issued
     and outstanding - 9,564,287 in 1995
     and 9,564,287 in 1994                                $ 33,475  $ 33,475
  Additional paid-in capital                               103,127   103,137
  Retained earnings                                         58,063    55,893
     Total common equity                                   194,665   192,505
  Preferred stock, par value $50 per share                  34,777    34,752
     Total stockholders' equity                            229,442   227,257
  Long-term debt                                           189,050   189,032
     Total capitalization                                  418,492   416,289


CURRENT LIABILITIES:
  Commercial paper payable                                  22,100    35,600
  Long-term debt maturing within one year                   14,000    14,000
  Accounts payable                                          11,179    14,133
  Payroll, interest and taxes accrued                       25,103    19,342
  Other                                                     13,676    12,147
     Total current liabilities                              86,058    95,222


DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
  Accumulated deferred income taxes                         89,723    88,176
  Accumulated deferred investment tax credits               18,812    19,069
  Other                                                     10,329    10,089
     Total deferred credits and other non-current
        liabilities                                        118,864   117,334


           TOTAL                                          $623,414  $628,845












The accompanying Notes to Financial Statements are an integral part of these statements.

                          INTERSTATE POWER COMPANY
                          STATEMENTS OF CASH FLOWS

                                                             Three Months
                                                            Ended March 31
                                                            1995      1994
                                                            (In Thousands)
RECONCILIATION OF NET INCOME TO CASH FLOWS
FROM OPERATING ACTIVITIES:
  Net income                                              $ 7,757   $ 9,251
  Adjustment for non-cash items:
     Depreciation                                           7,226     6,861
     Deferred income taxes                                  1,331     1,109
     Investment tax credit amortization                      (257)     (257)
     Allowance for equity funds used during construction       (0)       (7)
     Deferred pension cost                                      0        23
  Changes in assets and liabilities:
     Accounts receivable - net                             (2,643)   (1,567)
     Fuel                                                   8,700    13,404
     Materials and supplies                                  (217)     (507)
     Accounts payable and other current liabilities        (1,501)   (2,289)
     Accrued and prepaid taxes                              2,868     2,496
     Interest accrued                                       1,669     1,707
     Other prepayments and current assets                    (710)   (3,005)
     Deferred energy conservation costs                    (1,242)     (777)
     Regulatory Assets                                        578      (458)
  Other operating activities                                  627       461
  Cash flows from operating activities                     24,186    26,445

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                               (4,792)   (5,778)
  Allowance for borrowed funds used during construction       (82)      (27)
  Other                                                      (110)      (60)
  Cash flows from investing activities                     (4,984)   (5,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                      0     1,299
  Retirement of long-term debt                                 (3)       (3)
  Dividends on common and preferred stock                  (5,572)   (5,487)
  Sale of commercial paper - net                          (13,500)  (17,600)
  Cash flows from financing activities                    (19,075)  (21,791)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS:      $   127   $(1,211)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                     $ 1,537   $ 3,083
  End of period                                           $ 1,664   $ 1,872

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (net of amount capitalized)                 $ 2,445   $ 2,118
     Income taxes                                         $     0   $    90


The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY



                      Summarized Financial Information

The March 31, 1995 financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1994 Form 10-K. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's Form 10-K for the year ended December 31, 1994.

In the opinion of the company, the financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to fairly state the results of operations.



                        Notes to Financial Statements

In March 1995 the company filed an application with the Iowa Utilities Board for an increase in electric rates in an annual amount of approximately $13.1 million. The application includes a request for increased interim rates in an annual amount of $9.6 million. The Board has until June 29, 1995 to rule on the level and effective date of the requested interim rate increase. Any interim rate increase will be collected subject to refund upon final determination by the Board.

On May 1, 1995 the company filed an application with the Minnesota Public Utilities Commission for an increase in gas rates in an annual amount of $2.4 million. A decision on the final rate increase is expected in March 1996.























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

EARNINGS PER SHARE for the first quarter of 1995 were $0.74 compared to $0.91 for the corresponding period in 1994. Gas sales and electric sales to residential and commercial customers were down in the first quarter of 1995, primarily because of mild weather.

The ELECTRIC MARGIN (revenue less cost of fuel and purchased power) for the first quarter of 1995 was $34.9 million compared to $35.2 million for the first quarter of 1994. The decrease is primarily a result of lower sales to residential and commercial customers. The reduction in interchange sales did not significantly affect the electric margin nor net income, as the margin on such sales allocable to the Iowa jurisdiction is flowed back to customers through the fuel clause adjustment.

                                   Three Months Ended March 31
ELECTRIC SALES (Mwh)              1995          1994     % Change
     Residential                 268,769       279,483      (3.8)
     Commercial                  187,415       194,323      (3.6)
     Large Power & Light         768,701       713,782       7.7
     Interchange                   4,973        18,690     (73.4)
     Sales for Resale             64,049        63,282       1.2
     Other                        15,384        16,200      (5.0)
       Total Electric Sales    1,309,291     1,285,760       1.8

The decrease in residential and commercial electric sales is primarily a result of milder weather this year. Large power & light sales increased 7.7% due to favorable economic conditions. The decrease in interchange sales to other utilities was primarily due to unusually high sales during extremely cold weather in January 1994.

                                   Three Months Ended March 31
ELECTRIC REVENUES (000'S)         1995          1994     % Change
     Residential                  19,185        19,556      (1.9)
     Commercial                   11,760        11,992      (1.9)
     Large Power & Light          28,235        25,724       9.8
     Interchange                     106           578     (81.7)
     Sales for Resale              2,188         2,158       1.4
     Other                         2,329         2,367      (1.6)
       Total Electric Revenues    63,803        62,375       2.3

The increase in revenues for the first quarter of 1995 is primarily due to the increased large power & light sales. In addition, the company received IUB approval to collect $6.7 million of demand side management (DSM) costs over a 4-year period effective October 1994. These factors were partially offset by the reduced interchange sales and a $0.9 million first quarter of 1994 overcollection of interim Iowa electric rates.

The GAS MARGIN (revenue less purchased gas) for the first quarter of 1995 was $9.0 million compared to $10.2 million for the same period in 1994. The decrease was primarily attributable to lower residential and commercial sales. The COST OF GAS SOLD decreased $3.1 million, or 23.5%, during the first quarter of 1995 compared to the same period in 1994 primarily due to a 12.8% decrease in volumes sold and a 13.7% reduction in the unit cost of gas. The reduction in cost is attributable to favorable gas prices as a result of mild heating season temperatures.

                                  Three Months Ended March 31
GAS DELIVERIES (MMcf)            1995          1994      % Change
     Residential                   2,231         2,552     (12.6)
     Commercial                    1,275         1,435     (11.1)
     Industrial                      467           577     (19.1)
     Other                            11             4
        Total Gas Sales            3,984         4,568     (12.8)
     Gas Transportation            6,616         5,920      11.8
        Total Gas Deliveries      10,600        10,488       1.1

The decrease in residential and commercial gas sales is mainly a result of milder temperatures in 1995. The overall increase of 1.1% is primarily due to the increase in transportation volumes delivered to industrial customers.

                                  Three Months Ended March 31
GAS REVENUES (000's)             1995          1994      % Change
     Residential                 $11,053       $13,403     (17.5)
     Commercial                    5,657         6,875     (17.7)
     Industrial                    1,587         2,231     (28.9)
     Other                            59            47
        Total Gas Sales Revenues  18,356        22,556     (18.6)
     Gas Transportation              607           644     ( 5.7)
        Total Gas Revenues       $18,963       $23,200     (18.3)

The decrease in residential and commercial revenues is primarily a result of decreased sales due to milder temperatures. Revenue from retail industrial sales decreased mainly as a result of the decreased sales. Transportation revenues for the first quarter of 1994 included $61,000 of take-or-pay revenues received from an industrial customer.

There have been no significant developments concerning FERC Order 636 transition costs since the company's discussion of this matter in the 1994 Annual Report to Stockholders.

FUEL FOR ELECTRIC GENERATION increased $1.2 million, or 8.0%, in the first quarter of 1995 compared to the same period in 1994. This increase resulted from a 3.4% increase in kilowatt-hours generated by the company and an energy clause adjustment of $1.7 million.

PURCHASED POWER EXPENSE increased $0.5 million, or 4.8%, during the first quarter of 1995 compared to 1994. This increase is primarily a result of the 7.2% increase in Kwh's purchased. Capacity charges included in purchased power expense were $5.8 million for both the first quarter of 1995 and the first quarter of 1994.

DEPRECIATION EXPENSE increased by $0.4 million or 5.3%. This is primarily due to increased investment in utility plant and increased depreciation rates implemented in the fourth quarter of 1994.

Total INCOME TAX EXPENSE decreased appproximately $0.6 million during the first quarter of 1995 compared to the first quarter of 1994. The decrease is mainly due to lower income.

PROPERTY AND OTHER TAXES increased 4.5% during the first quarter of 1995 compared to the same period in 1994. The increase is primarily attributable to higher assessed valuations in the State of Iowa.

OTHER INCOME for the first quarter of 1995 includes $253,000 of energy efficiency carrying costs and curtailment credits compared to $127,000 for the same period in 1994. The increase is primarily due to an increase in the total amount of deferred energy efficiency costs ($13.9 million at March 31, 1995 compared to $10.4 million at March 31, 1994) and to an increase in the carrying cost rate.

OTHER INTEREST EXPENSE increased $0.4 million primarily due to interest on short-term borrowings. Short-term interest expense was $448,000 for the first quarter of 1995 compared to $91,000 for the first quarter of 1994. The average outstanding balance of short-term borrowings during the first quarter of 1995 was $29.9 million compared to $10.8 million during the first quarter of 1994. Interest rates for the first quarter of 1995 averaged 5.99% compared to 3.34% in 1994.

AVERAGE TEMPORARY INVESTMENTS during the first quarter of 1995 were $1.9 million compared to $4.2 million in 1994. The average interest rate was 5.73% in the first quarter of 1995 compared to 2.96% in 1994.

FUEL INVENTORIES increased $5.8 million during the first quarter of 1995 compared to the same period in 1994. The March 31, 1994 inventory reflected a planned draw down of the coal pile at the M. L. Kapp Power Plant to facilitate a construction project.

CONSTRUCTION EXPENDITURES during the first quarter of 1995 totaled $4.8 million compared to $5.8 million for the same period in 1994. Construction work in progress as of March 31, 1995 totalled $8.4 million compared to $6.2 million at March 31, 1994. Approximately $1.2 million of the 1995 construction expenditures is attributable to waste water treatment facilities at the company's M. L. Kapp generating station and two transmission line rebuild projects. The 1995 construction program is estimated to be $30 million.

In 1993 the company adopted Statement of Financial Accounting Standards
(SFAS) 106, "EMPLOYER'S ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS". Under the provisions of SFAS 106, the estimated future cost of providing postretirement benefits will be accrued during the employees' service periods. The Iowa Utilities Board has allowed the company to recover SFAS 106 costs in its Iowa gas rates effective May 1993 and Iowa electric rates effective October 1993. As of March 31, 1995, the company has deferred approximately $1.9 million of SFAS 106 costs applicable to its Minnesota and FERC jurisdictions pending the filing of rate cases to recover the costs.

In March 1995 the company filed an application with the Iowa Utilities Board for an increase in electric rates in an annual amount of approximately $13.1 million. The appplication includes a request for increased interim rates in an annual amount of $9.6 million. The Board has until June 29, 1995 to rule on the level and effective date of the requested interim rate increase. Any interim rate increase will be collected subject to refund upon final determination by the Board.

On May 1, 1995 the company filed an application with the Minnesota Public Utilities Commission for an increase in gas rates in an annual amount of $2.4 million. A decision on the final rate increase is expected in March 1996.

The company's potential liability for coal tar waste at former manufactured gas plant sites was discussed in the 1994 Annual Report to Stockholders. The status of the former manufactured gas plant sites remains substantially unchanged, except that:

     1. In April 1995 the company received a deferral accounting order from the Minnesota Public Utilities Commission. The accounting order allows the company to seek recovery of certain previously expensed investigation and remediation costs in the state of Minnesota.

     2. In 1994, the company filed a lawsuit in Cook County, Illinois, Circuit Court-Chancery Division against certain of its insurers to recover the costs of investigating and remediating, as necessary, the sites of former manufactured gas plants. Subsequently, in an April 1995 ruling, the Chancery Division dismissed the action on grounds of forum non conveniens. The company is evaluating its options, which include appeal or refiling the case in another jurisdiction.




















                          INTERSTATE POWER COMPANY
                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to the 1994 Form 10-K Item 3 for certain pending legal proceedings and proceedings. Reference is also made to the Management Discussion and Analysis included herein. Other than these items, there are no material pending legal proceedings, or proceedings known to be contemplated by governmental authorities, other than ordinary routine litigation incidental to the business, to which the company is a party or of which any of the company's property is the subject.

ITEM 2.   CHANGES IN SECURITIES

          The rights of holders of registered securities have not been materially modified, limited or qualified.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          No defaults upon senior securities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)       THE DATE OF THE MEETING AND WHETHER IT WAS AN ANNUAL OR SPECIAL
          MEETING.

          On May 2, 1995 the Annual Stockholders Meeting was held.

(b) IF THE MEETING INVOLVED THE ELECTION OF DIRECTORS, THE NAME OF EACH DIRECTOR ELECTED AT THE MEETING AND THE NAME OF EACH OTHER DIRECTOR WHOSE TERM OF OFFICE AS A DIRECTOR CONTINUED AFTER THE MEETING.

          The two Class I members of the Board of Directors were re-elected, to hold office for terms as follows:

               Alfred D. Cordes             term expiring in 1998
               Joyce L. Hanes               term expiring in 1998

          Following are the Class II and III members of the Board of Directors whose terms continued after the meeting:

               James E. Byrns               term expiring in 1996
               Gerald L. Kopischke          term expiring in 1996
               Alan B. Arends               term expiring in 1997
               Nicholas J. Schrup           term expiring in 1997
               Wayne H. Stoppelmoor         term expiring in 1997








(c) A BRIEF DESCRIPTION OF EACH OTHER MATTER VOTED UPON AT THE MEETING AND STATE THE NUMBER OF VOTES CAST FOR, AGAINST OR WITHHELD, AS WELL AS THE NUMBER OF ABSTENTIONS AND BROKER NON-VOTES, AS TO EACH SUCH MATTER, INCLUDING A SEPARATE TABULATION WITH RESPECT TO EACH NOMINEE FOR OFFICE.

          The election of two Class I directors, Alfred D. Cordes and
          Joyce L. Hanes, to hold office for a term of three years expiring at the annual meeting of stockholders of the company to be held in 1998.

          Votes cast were as follows:

                                        For     Against   Abstain
               Alfred D. Cordes      7,613,200    94,018    63,878
               Joyce L. Hanes        7,608,901    95,528    63,878


ITEM 5.   OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  No exhibits filed as a part.

          (b)  No reports were filed on Form 8-K.





























                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Interstate Power Company
                                                 (Registrant)



Date     May 10, 1995                             /s/  W. C. Troy
                                               W. C. Troy, Controller
                                            (Duly Authorized Officer and
                                            Principal Accounting Officer)