Form 10-Q
period 1995-06-30
INTERSTATE POWER CO
filed 1995-08-11
CIK 51720

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1995

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

                                                         Shares Outstanding
                                                           August 1, 1995

Common Stock Par Value $3.50 Per Share                    9,564,287 Shares






                          INTERSTATE POWER COMPANY
                                  Form 10-Q
                              Table of Contents



Part I - Financial Information

Item 1.  Statements of Income - Three Months Ended                          1
         Statements of Income - Six Months Ended                            2
         Balance Sheets - Assets                                            3
         Balance Sheets - Capitalization and Liabilities                    4
         Statements of Cash Flows                                           5
         Summarized Financial Information                                   6
         Notes to Financial Statements                                      6
Item 2.  Management's Discussion and Analysis                               7


Part II - Other Information

Item 1.  Legal Proceedings                                                 12
Item 2.  Changes in Securities                                             12
Item 3.  Defaults Upon Senior Securities                                   12
Item 4.  Submission of Matters to a Vote of Security Holders               12
Item 5.  Other Information                                                 12
Item 6.  Exhibits and Reports on Form 8-K                                  12

































                          INTERSTATE POWER COMPANY
                            STATEMENTS OF INCOME


                                                            Three Months
                                                            Ended June 30
                                                          1995        1994
                                                           (In Thousands)
OPERATING REVENUES:
  Electric                                              $ 65,085    $ 63,911
  Gas                                                      6,969       7,952
                                                          72,054      71,863
OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                         15,778      16,220
     Power purchased                                      15,061      16,190
     Cost of gas sold                                      3,874       5,619
     Other operating expenses                              6,943      12,591
  Maintenance                                              3,802       5,082
  Depreciation                                             7,261       6,803
  Income taxes:
     Federal currently payable                             2,051      (1,272)
     State currently payable                                 620        (368)
     Deferred taxes-net                                    1,801       1,601
     Investment tax credit amortization                     (257)       (257)
  Property and other taxes                                 4,240       4,194
          Total operating expenses                        61,174      66,403

OPERATING INCOME                                          10,880       5,460

OTHER INCOME AND DEDUCTIONS                               (2,836)        179

INCOME BEFORE INTEREST CHARGES                             8,044       5,639

INTEREST CHARGES:
  Long-term debt                                           3,703       3,843
  Other interest charges                                     593         509
  Allowance for borrowed funds used during construction     (117)        (67)
          Total interest charges                           4,179       4,285

NET INCOME                                                 3,865       1,354

PREFERRED AND PREFERENCE STOCK DIVIDENDS                     614         613

NET INCOME AVAILABLE FOR COMMON STOCK                   $  3,251    $    741

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                9,564       9,448

EARNINGS PER COMMON SHARE OUTSTANDING                   $    .34    $    .07

DIVIDENDS PAID PER COMMON SHARE                         $    .52    $    .52



The accompanying Notes to Financial Statements are an integral part of these statements.

                          INTERSTATE POWER COMPANY
                            STATEMENTS OF INCOME


                                                             Six Months
                                                            Ended June 30
                                                          1995        1994
                                                           (In Thousands)
OPERATING REVENUES:
  Electric                                              $128,887    $126,285
  Gas                                                     25,932      31,152
                                                         154,819     157,437
OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                         32,618      31,814
     Power purchased                                      27,163      27,743
     Cost of gas sold                                     13,831      18,629
     Other operating expenses                             18,974      24,796
  Maintenance                                              7,242       8,610
  Depreciation                                            14,487      13,665
  Income taxes:
     Federal currently payable                             5,039       2,234
     State currently payable                               1,513         671
     Deferred taxes-net                                    3,026       2,773
     Investment tax credit amortization                     (514)       (514)
  Property and other taxes                                 8,745       8,505
          Total operating expenses                       132,124     138,926

OPERATING INCOME                                          22,695      18,511

OTHER INCOME AND DEDUCTIONS                               (2,677)        317

INCOME BEFORE INTEREST CHARGES                            20,018      18,828

INTEREST CHARGES:
  Long-term debt                                           7,514       7,686
  Other interest charges                                   1,081         630
  Allowance for borrowed funds used during construction     (199)        (93)
          Total interest charges                           8,396       8,223

NET INCOME                                                11,622      10,605

PREFERRED AND PREFERENCE STOCK DIVIDENDS                   1,228       1,226

NET INCOME AVAILABLE FOR COMMON STOCK                   $ 10,394    $  9,379

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                9,564       9,424

EARNINGS PER COMMON SHARE OUTSTANDING                   $   1.08    $    .99

DIVIDENDS PAID PER COMMON SHARE                         $   1.04    $   1.04



The accompanying Notes to Financial Statements are an integral part of these statements.

                          INTERSTATE POWER COMPANY
                               BALANCE SHEETS


                                   ASSETS


                                                        June 30    Dec. 31
                                                          1995       1994
                                                          (In Thousands)


UTILITY PLANT (at original cost)                        $889,535   $879,897
  Less accumulated provision for depreciation            390,739    379,216
     Utility plant - net                                 498,796    500,681


OTHER PROPERTY AND INVESTMENTS                               546        522


CURRENT ASSETS:
  Cash and cash equivalents                                1,301      1,537
  Accounts receivable less reserve                        24,684     22,350
  Inventories - at average cost:
     Fuel                                                 18,858     24,220
     Materials and supplies                                6,101      5,208
  Prepaid income tax                                       6,407      6,197
  Other prepayments and current assets                     6,567      5,954
     Total current assets                                 63,918     65,466


DEFERRED DEBITS:
  Regulatory assets for deferred income taxes             27,902     27,469
  Deferred energy efficiency costs                        15,723     16,961
  Other                                                   26,717     17,746
     Total deferred debits                                70,342     62,176


           TOTAL                                        $633,602   $628,845















The accompanying Notes to Financial Statements are an integral part of these statements.

                          INTERSTATE POWER COMPANY
                               BALANCE SHEETS


                       CAPITALIZATION AND LIABILITIES


                                                        June 30    Dec. 31
                                                          1995       1994
                                                          (In Thousands)

CAPITALIZATION:
  Common stock, par value $3.50 per share;
     Authorized - 30,000,000 shares; issued
     and outstanding - 9,564,287 in 1995
     and 9,564,287 in 1994                              $ 33,475   $ 33,475
  Additional paid-in capital                             103,118    103,137
  Retained earnings                                       56,340     55,893
     Total common equity                                 192,933    192,505
  Preferred stock, par value $50 per share                34,802     34,752
     Total stockholders' equity                          227,735    227,257
  Long-term debt                                         189,068    189,032
     Total capitalization                                416,803    416,289


CURRENT LIABILITIES:
  Commercial paper payable                                46,750     35,600
  Long-term debt maturing within one year                      0     14,000
  Accounts payable                                        11,005     14,133
  Payroll, interest and taxes accrued                     21,122     19,342
  Other                                                   12,217     12,147
     Total current liabilities                            91,094     95,222


DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
  Accumulated deferred income taxes                       91,462     88,176
  Accumulated deferred investment tax credits             18,555     19,069
  Other                                                   15,688     10,089
     Total deferred credits and other non-current
        liabilities                                      125,705    117,334


           TOTAL                                        $633,602   $628,845











The accompanying Notes to Financial Statements are an integral part of these statements.

                          INTERSTATE POWER COMPANY
                          STATEMENTS OF CASH FLOWS
                                                            Six Months
                                                           Ended June 30
                                                           1995      1994
                                                           (In Thousands)
RECONCILIATION OF NET INCOME TO CASH FLOWS
FROM OPERATING ACTIVITIES:
  Net income                                             $11,622   $10,605
  Adjustment for non-cash items:
     Depreciation                                         14,487    13,665
     Deferred income taxes                                 2,853     2,524
     Investment tax credit amortization                     (514)     (514)
     Allowance for equity funds used during construction       0       (87)
     Deferred pension cost                                     0        23
  Changes in assets and liabilities:
     Accounts receivable - net                            (2,334)   (1,486)
     Fuel                                                  5,367     7,759
     Materials and supplies                                 (893)   (1,441)
     Accounts payable and other current liabilities       (2,896)    3,016
     Accrued and prepaid taxes                             1,242    (2,656)
     Interest accrued                                       (103)       (7)
     Other prepayments and current assets                   (613)   (3,002)
     Rate refund payable                                       0     2,423
     Deferred energy conservation costs                    1,238    (2,768)
     Regulatory assets                                       565      (612)
  Other operating activities                              (3,075)    1,762
  Cash flows from operating activities                    26,946    29,204

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                             (12,642)  (17,935)
  Allowance for borrowed funds used during construction     (199)      (93)
  Other                                                     (341)     (872)
  Cash flows from investing activities                   (13,182)  (18,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                     0     2,576
  Issuance of long-term debt                                   0    13,250
  Retirement of long-term debt                           (14,006)  (13,256)
  Dividends on common, preferred and preference stock    (11,144)  (10,998)
  Sale of commercial paper - net                          11,150    (2,200)
  Cash flows from financing activities                   (14,000)  (10,628)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS:     $  (236)  $  (324)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                    $ 1,537   $ 3,083
  End of period                                          $ 1,301   $ 2,759

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (net of amount capitalized)                $ 8,460   $ 7,974
     Income taxes                                        $ 3,073   $ 4,331




The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY


                      Summarized Financial Information

The June 30, 1995 financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1994 Form 10-K. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's Form 10-K for the year ended December 31, 1994.

In the opinion of the company, the financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to fairly state the results of operations.


                        Notes to Financial Statements

Effective in 1996, SFAS 121, "Accounting for the Impairment of Long-Lived Assets", will require the write-off of regulatory assets if it is no longer probable that future revenue in an amount at least equal to the regulatory asset will result from the ratemaking process. Significant changes in the regulatory environment or losses of major customers that result in stranded costs are examples of events that indicate the need for a utility to review its assets for impairment.

In March 1995 the company filed an application with the Iowa Utilities Board for an increase in electric rates in an annual amount of approximately $13.1 million. Increased interim rates in an annual amount of $7.1 million were placed in effect in June 1995, subject to refund. The interim rate increase is being collected subject to refund upon final determination by the Board. A decision on the final rate increase is anticipated by February 1996.

In May 1995 the company filed an application with the Minnesota Public Utilities Commission for an increase in gas rates in an annual amount of $2.4 million. Increased interim rates in an annual amount $1.5 million were placed in effect in June 1995, subject to refund. The interim rate increase is being collected subject to refund upon final determination by the Commission. A decision on the final rate increase is expected by March 1996.

In June 1995 the company filed an application with the Minnesota Public Utilities Commission for an increase in electric rates in an annual amount of $4.6 million. A decision on the final rate increase is anticipated by the second quarter of 1996.

In August 1995 the company filed an application with the Iowa Utilities Board for an increase in gas rates in an annual amount of $2.2 million. The application includes a request for increased interim rates in an annual amount of $2.1 million to be effective August 31, 1995. The Board has until October 29, 1995 to rule on the level and effective date of the requested interim rate increase. Any interim rate increase will be collected subject to refund upon final determination by the Board. A decision on the final rate increase is expected by June 1996.


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


COMPARISON OF THE QUARTERS ENDED JUNE 30, 1995 AND 1994

EARNINGS PER SHARE for the second quarter of 1995 were $0.34 compared to $0.07 for the second quarter of 1994. Net income for the second quarter of 1995 was $3.9 million, compared to $1.4 million for the second quarter of 1994. As discussed below, improved electric and gas margins and reduced maintenance expense were the major contributors to the improved earnings.

The ELECTRIC MARGIN (revenue less cost of fuel and purchased power) for the second quarter of 1995 was $34.2 million compared to $31.5 million for the second quarter of 1994. The increase in the electric margin resulted mainly from higher residential and industrial sales. The electric margin for the second quarter of 1994 was depressed due to provision for an Iowa electric rate refund overcollection, which included $1.4 million related to earlier periods.

                                         Three Months Ended June 30
ELECTRIC SALES (Mwh)                    1995         1994      % Change
Residential                            227,309      224,332       1.3
Commercial                             166,222      167,452      (0.7)
Industrial                             812,426      785,616       3.4
Interchange                             13,083       31,403     (58.3)
Sales for Resale                        58,377       57,332       1.8
Other                                   13,938       14,147      (1.5)
  Total Electric Sales               1,291,355    1,280,282       0.9

The increase in residential electric sales was primarily due to air conditioning. The increase in industrial sales was generally due to favorable economic conditions. Interchange sales to other utilities for the second quarter of 1994 were unusually high due to non-recurring economy sales.

                                         Three Months Ended June 30
ELECTRIC REVENUES (000's)               1995         1994      % Change
Residential                            $17,470      $17,717      (1.4)
Commercial                              11,395       11,750      (3.0)
Industrial                              31,271       31,580      (1.0)
Interchange                                256          564     (54.6)
Sales for Resale                         2,467        2,397       2.9
Other                                    2,225          (98)      N/A
  Total Electric Revenues              $65,084      $63,910       1.8

The increased revenues for the second quarter of 1995 reflected the increased industrial sales and the recovery of approximately $0.25 million of Iowa demand side management costs. Other revenues for the second quarter of 1994 were depressed by the cumulative rate overcollection through the second quarter of 1994. The actual reduction in revenue by customer class was recorded at the time of the refund in the fourth quarter of 1994.

The COST OF GAS SOLD decreased $1.7 million, or 31.1%, during the second quarter of 1995 compared to the same period in 1994 primarily due to a $0.8 million pipeline rate refund and to favorable prices resulting from a mild 1994-1995 heating season. These factors were partially offset by $0.5 million of FERC Order 636 transition costs paid by the company in the second quarter of 1995. There have been no significant developments concerning FERC Order 636 transition costs since the company's discussion of this matter in the 1994 Annual Report to Stockholders.

                                         Three Months Ended June 30
GAS DELIVERIES (MMcf)                 1995          1994        % Change
Residential                             823           732         12.4
Commercial                              465           419         11.0
Industrial                              209           362        (42.3)
Other                                    21            38
  Total Gas Sales                     1,518         1,551         (2.1)
Gas Transportation                    6,437         6,066          6.1
  Total Gas Deliveries                7,955         7,617          4.4

The increase in residential and commercial gas sales was primarily a result of more heating sales during the second quarter of 1995. Overall industrial deliveries (retail and transportation) were up 3.1% compared to 1994.

                                         Three Months Ended June 30
GAS REVENUES $ (000's)                 1995          1994       % Change
Residential                          $ 4,004       $ 4,224        (5.2)
Commercial                             1,765         1,951        (9.5)
Industrial                               516         1,050       (50.8)
Other                                     54           142
  Total Gas Sales Revenues             6,339         7,367       (13.9)
Gas Transportation                       630           586         7.5
  Total Gas Revenues                 $ 6,969       $ 7,953       (12.4)

The decrease in revenues was mainly due to reduced retail industrial sales and a $0.8 million pipeline rate refund which was passed through to customers in June 1995.



COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

EARNINGS PER SHARE for the six months ended June 30, 1995 were $1.08 compared to $0.99 for the corresponding period in 1994. The increase in earnings was mainly due to the higher second quarter 1995 earnings as discussed above.

The year-to-date ELECTRIC MARGIN increased to $69.1 million in 1995 from $66.7 million in 1994. The 1995 margin was boosted by increased residential and industrial sales during the second quarter of 1995. The electric margin for the first six months of 1994 was depressed by $0.5 million of Iowa electric rate overcollection recorded in 1994 but attributable to 1993.

ELECTRIC SALES during the six months ended June 30, 1995 were 1.3% higher than the same period a year ago. The increase was primarily attributable to industrial sales which increased 5.5%. This increase was offset by reduced residential and commercial sales due to mild weather during the first quarter of 1995, and a reduction in interchange sales which were unusually high last year due to economy sales to other utilities.

ELECTRIC REVENUES increased 2.1% during the six months ended June 30, 1995 compared to the same period of 1994. The increased revenues reflected the increased industrial sales and the recovery of approximately $0.5 million of Iowa demand side management costs. In addition, 1994 revenues were down as a result of the second quarter 1994 entry to record the overcollection of interim Iowa electric rates. This entry included $0.5 million of overcollection attributable to 1993.

The year-to-date GAS MARGIN has decreased to $12.1 million in 1995 from $12.5 million in 1994 due mainly to lower residential and commercial sales during the first quarter of 1995.

GAS DELIVERIES increased 2.5% during the six months ended June 30, 1995 compared to the same period in 1994. Although residential, commercial and industrial sales decreased 7.0%, 6.1% and 28.0%, respectively, overall deliveries were up as a result of the 8.9% increase in transportation deliveries.

The 16.8% reduction in GAS REVENUES during the six months ended June 30, 1995 compared to the same period in 1994 was primarily due to decreased sales during the first quarter of 1995 and a $0.8 million pipeline rate refund in the second quarter of 1995, as discussed above.

Although kilowatt-hours generated by the company increased 4.8%, FUEL FOR ELECTRIC GENERATION decreased $0.4 million, or 2.7%, during the second quarter of 1995 compared to the same period in 1994. Fuel costs for the second quarter of 1994 were unusually high due to the 10-week unavailability of one of the company's more efficient units (M.L. Kapp) during a shutdown to inspect the turbine and install low nox burners.

PURCHASED POWER EXPENSE decreased $1.1 million, or 7.0%, during the second quarter of 1995 compared to 1994. This decrease was primarily a result of the 5.1% decrease in Kwh's purchased. Capacity charges included in purchased power expense were $7.0 million for both the second quarter of 1995 and the second quarter of 1994.

The reduction in other operating expense and the increase in miscellaneous other deductions was primarily attributable to accounting entries made upon receipt of an order issued by the Minnesota Public Utilities Commission
(MPUC). The MPUC order granted the company permission to accumulate post-July 11, 1994 environmental clean-up expenditures related to the Albert Lea and Rochester coal tar sites in a deferred debit account. The order granted the company permission to seek recovery from gas customers in a rate proceeding. A rate order addressing this issue is expected in 1996.

MAINTENANCE EXPENSE decreased $1.3 million during the second quarter of 1995 compared to the same period in 1994. This is primarily attributable to a reduction in contract maintenance and an increased emphasis on controlling costs of operating and maintenance projects. In addition maintenance expense for the second quarter of 1994 included $0.4 million for the cost of a five-year period turbine inspection at the M.L. Kapp plant and $0.2 million for repairs to a large substation transformer.

DEPRECIATION EXPENSE increased by $0.5 million or 6.7% for the second quarter of 1995 compared to the second quarter of 1994. This is primarily due to increased investment in utility plant and increased depreciation rates approved by the Minnesota Commission in the fourth quarter of 1994.

Total INCOME TAX EXPENSE increased approximately $2.4 million during the second quarter of 1995 compared to the second quarter of 1994. The increase is mainly due to higher income before taxes.

OTHER INCOME for the second quarter of 1995 included $287,000 of energy efficiency carrying costs and air conditioner curtailment credits compared to $212,000 for the same period in 1994. The increase is primarily due to an increase in the total amount of deferred energy efficiency costs ($15.7 million at June 30, 1995 compared to $12.4 million at June 30, 1994). In addition the second quarter of 1995 included a recording of $252,000 of Minnesota electric lost margins.

OTHER INTEREST EXPENSE increased $84,000 for the second quarter of 1995 compared to the same period of 1994 primarily due to interest on short-term borrowings. The average outstanding balance of short-term borrowings during the second quarter of 1995 was $35.3 million compared to $5.7 million during the second quarter of 1994. Interest rates for the second quarter of 1995 averaged 6.07% compared to 4.17% in 1994.

AVERAGE TEMPORARY INVESTMENTS during the second quarter of 1995 were $1.4 million compared to $3.4 million in 1994. The average interest rate was 5.85% in the second quarter of 1995 compared to 3.68% in 1994.

CONSTRUCTION EXPENDITURES during the second quarter of 1995 totaled $7.8 million compared to $12.2 million in 1994. Approximately $2.3 million of the 1995 construction expenditures was attributable to waste water treatment facilities and a flue gas conditioning system at the company's M. L. Kapp generating station, two transmission line rebuild projects, and replacement of the SCADA system in the Energy Management Center. Construction work in progress as of June 30, 1995 totaled $5.9 million compared to $8.9 million at June 30, 1994. The 1995 construction program is estimated to be $30 million.

In 1993 the company adopted Statement of Financial Accounting Standards
(SFAS) 106, "EMPLOYER'S ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS". Under the provisions of SFAS 106, the estimated future cost of providing postretirement benefits will be accrued during the employees' service periods. The Iowa Utilities Board has allowed the company to recover SFAS 106 costs in its Iowa gas rates effective May 1993 and Iowa electric rates effective October 1993. As of June 30, 1995, the company has deferred approximately $1.8 million of SFAS 106 costs applicable to its Minnesota jurisdictions pending the filing of rate cases to recover the costs.

In March 1995 the company filed an application with the Iowa Utilities Board for an increase in electric rates in an annual amount of approximately $13.1 million. Increased interim rates in an annual amount of $7.1 million were placed in effect in June 1995, subject to refund. The interim rate increase is being collected subject to refund upon final determination by the Board. A decision on the final rate increase is anticipated by February 1996.

In May 1995 the company filed an application with the Minnesota Public Utilities Commission for an increase in gas rates in an annual amount of $2.4 million. Increased interim rates in an annual amount $1.5 million were placed in effect in June 1995, subject to refund. The interim rate increase is being collected subject to refund upon final determination by the Commission. A decision on the final rate increase is expected by March 1996.

In June 1995 the company filed an application with the Minnesota Public Utilities Commission for an increase in electric rates in an annual amount of $4.6 million. A decision on the final rate increase is anticipated by the second quarter of 1996.

On August 1, 1995 the company filed an application with the Iowa Utilities Board for an increase in gas rates in an annual amount of $2.2 million. The application includes a request for increased interim rates in an annual amount of $2.1 million to be effective August 31, 1995. The Board has until October 29, 1995 to rule on the level and effective date of the requested interim rate increase. Any interim rate increase will be collected subject to refund upon final determination by the Board. A decision on the final rate increase is expected by June 1996.

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

     2. In 1994, the company filed a lawsuit in Cook County, Illinois, Circuit Court-Chancery Division against certain of its insurers to recover the costs of investigating and remediating, as necessary, the sites of former manufactured gas plants. Subsequently, in an April 1995 ruling, the Chancery Division dismissed the action on grounds of forum non conveniens. The company has refiled the case in the State of Iowa.




                          INTERSTATE POWER COMPANY
                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to the 1994 Form 10-K Item 3 for certain pending legal proceedings. Reference is also made to the Management Discussion and Analysis included herein. Other than these items, there are no material pending legal proceedings, or proceedings known to be contemplated by governmental authorities, other than ordinary routine litigation incidental to the business, to which the company is a party or of which any of the company's property is the subject.

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

ITEM 5.   OTHER INFORMATION

          No other materially important information or events other than the election of directors as reported in the first quarter Form 10-Q filed on May 10, 1995.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits filed as a part of this report:

               EX-27 Financial Data Schedule (required for electronic filing only in accordance with Item 601 (c) (1) of Regulation S-K).

          (b)  No reports were filed on Form 8-K.





                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Interstate Power Company
                                               (Registrant)



Date    August 11, 1995                         /s/  W. C. Troy
                                             W. C. Troy, Controller
                                          (Duly Authorized Officer and
                                          Principal Accounting Officer)