Form 10-Q
period 1995-09-30
INTERSTATE POWER CO
filed 1995-11-14
CIK 51720

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1995

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

                                                         Shares Outstanding
                                                          November 1, 1995

Common Stock Par Value $3.50 Per Share                    9,564,287 Shares





                          INTERSTATE POWER COMPANY
                                  Form 10-Q
                              Table of Contents




Part I - Financial Information

Item 1.  Statements of Income - Three Months Ended                        1
         Statements of Income - Nine Months Ended                         2
         Balance Sheets - Assets                                          3
         Balance Sheets - Capitalization and Liabilities                  4
         Statements of Cash Flows                                         5
         Summarized Financial Information                                 6
Item 2.  Management's Discussion and Analysis                             7


Part II - Other Information

Item 1.  Legal Proceedings                                               13
Item 2.  Changes in Securities                                           13
Item 3.  Defaults Upon Senior Securities                                 13
Item 4.  Submission of Matters to a Vote of Security Holders             13
Item 5.  Other Information                                               13
Item 6.  Exhibits and Reports on Form 8-K                                14
































                          INTERSTATE POWER COMPANY
                            STATEMENTS OF INCOME


                                                            Three Months
                                                         Ended September 30
                                                           1995       1994
                                                           (In Thousands)
OPERATING REVENUES:
  Electric                                              $ 82,159    $ 75,502
  Gas                                                      4,181       4,306
                                                          86,340      79,808
OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                         15,735      16,575
     Power purchased                                      16,447      16,884
     Cost of gas sold                                      3,789       4,597
     Other operating expenses                             12,753      12,839
  Maintenance                                              3,587       4,264
  Depreciation                                             7,586       6,858
  Income taxes:
     Federal currently payable                             4,755         911
     State currently payable                               1,428         278
     Deferred taxes-net                                    2,072       2,518
     Investment tax credit amortization                     (257)       (257)
  Property and other taxes                                 3,162       3,734
          Total operating expenses                        71,057      69,201

OPERATING INCOME                                          15,283      10,607

OTHER INCOME AND DEDUCTIONS                                  641         771

INCOME BEFORE INTEREST CHARGES                            15,924      11,378

INTEREST CHARGES:
  Long-term debt                                           3,649       3,906
  Other interest charges                                     631         699
  Allowance for borrowed funds used during construction      (87)        (94)
          Total interest charges                           4,193       4,511

NET INCOME                                                11,731       6,867

PREFERRED AND PREFERENCE STOCK DIVIDENDS                     615         614

NET INCOME AVAILABLE FOR COMMON STOCK                   $ 11,116    $  6,253

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                9,564       9,505

EARNINGS PER COMMON SHARE OUTSTANDING                   $   1.16    $    .65

DIVIDENDS PAID PER COMMON SHARE                         $    .52    $    .52



The accompanying Notes to Financial Statements are an integral part of these statements.

                          INTERSTATE POWER COMPANY
                            STATEMENTS OF INCOME


                                                            Nine Months
                                                         Ended September 30
                                                          1995        1994
                                                           (In Thousands)
OPERATING REVENUES:
  Electric                                              $211,046    $201,788
  Gas                                                     30,112      35,458
                                                         241,158     237,246
OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                         48,353      48,388
     Power purchased                                      43,610      44,628
     Cost of gas sold                                     17,620      23,226
     Other operating expenses                             31,727      37,636
  Maintenance                                             10,830      12,874
  Depreciation                                            22,072      20,522
  Income taxes:
     Federal currently payable                             9,794       3,145
     State currently payable                               2,940         950
     Deferred taxes-net                                    5,098       5,291
     Investment tax credit amortization                     (771)       (771)
  Property and other taxes                                11,907      12,239
          Total operating expenses                       203,180     208,128

OPERATING INCOME                                          37,978      29,118

OTHER INCOME AND DEDUCTIONS                               (2,037)      1,089

INCOME BEFORE INTEREST CHARGES                            35,941      30,207

INTEREST CHARGES:
  Long-term debt                                          11,163      11,592
  Other interest charges                                   1,712       1,329
  Allowance for borrowed funds used during construction     (287)       (187)
          Total interest charges                          12,588      12,734

NET INCOME                                                23,353      17,473

PREFERRED AND PREFERENCE STOCK DIVIDENDS                   1,843       1,840

NET INCOME AVAILABLE FOR COMMON STOCK                   $ 21,510    $ 15,633

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                9,564       9,452

EARNINGS PER COMMON SHARE OUTSTANDING                   $   2.24    $   1.65

DIVIDENDS PAID PER COMMON SHARE                         $   1.56    $   1.56



The accompanying Notes to Financial Statements are an integral part of these statements.

                          INTERSTATE POWER COMPANY
                               BALANCE SHEETS


                                   ASSETS


                                                        Sept. 30   Dec. 31
                                                          1995       1994
                                                          (In Thousands)


UTILITY PLANT (at original cost)                        $895,707   $879,897
  Less accumulated provision for depreciation            397,664    379,216
     Utility plant - net                                 498,043    500,681


OTHER PROPERTY AND INVESTMENTS                               487        522


CURRENT ASSETS:
  Cash and cash equivalents                                1,561      1,537
  Accounts receivable less reserve                        26,001     22,350
  Inventories - at average cost:
     Fuel                                                 22,140     24,220
     Materials and supplies                                5,624      5,208
  Prepaid income tax                                       6,104      6,197
  Other prepayments and current assets                     6,188      5,954
     Total current assets                                 67,618     65,466


DEFERRED DEBITS:
  Regulatory assets for deferred income taxes             28,119     27,469
  Deferred energy efficiency costs                        21,949     16,961
  Other                                                   22,048     17,746
     Total deferred debits                                72,116     62,176


           TOTAL                                        $638,264   $628,845















The accompanying Notes to Financial Statements are an integral part of these statements.

                          INTERSTATE POWER COMPANY
                               BALANCE SHEETS


                       CAPITALIZATION AND LIABILITIES


                                                        Sept. 30   Dec. 31
                                                          1995       1994
                                                          (In Thousands)

CAPITALIZATION:
  Common stock, par value $3.50 per share;
     Authorized - 30,000,000 shares; issued
     and outstanding - 9,564,287 in 1995
     and 9,564,287 in 1994                              $ 33,475   $ 33,475
  Additional paid-in capital                             103,108    103,137
  Retained earnings                                       62,483     55,893
     Total common equity                                 199,066    192,505
  Preferred stock, par value $50 per share                34,828     34,752
     Total stockholders' equity                          233,894    227,257
  Long-term debt                                         189,087    189,032
     Total capitalization                                422,981    416,289


CURRENT LIABILITIES:
  Commercial paper payable                                41,200     35,600
  Long-term debt maturing within one year                      0     14,000
  Accounts payable                                        11,742     14,133
  Payroll, interest and taxes accrued                     21,789     19,342
  Other                                                   12,430     12,147
     Total current liabilities                            87,161     95,222


DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
  Accumulated deferred income taxes                       93,830     88,176
  Accumulated deferred investment tax credits             18,298     19,069
  Other                                                   15,994     10,089
     Total deferred credits and other non-current
        liabilities                                      128,122    117,334


           TOTAL                                        $638,264   $628,845











The accompanying Notes to Financial Statements are an integral part of these statements.

                          INTERSTATE POWER COMPANY
                          STATEMENTS OF CASH FLOWS


                                                            Nine Months
                                                           Ended Sept. 30
                                                           1995      1994
                                                           (In Thousands)
RECONCILIATION OF NET INCOME TO CASH FLOWS
FROM OPERATING ACTIVITIES:
  Net income                                             $23,353   $17,473
  Adjustment for non-cash items:
     Depreciation                                         22,072    20,522
     Deferred income taxes                                 5,005     4,382
     Investment tax credit amortization                     (771)     (771)
     Allowance for equity funds used during construction       0      (144)
     Deferred pension cost                                     0        23
  Changes in assets and liabilities:
     Accounts receivable - net                            (3,651)    1,378
     Fuel                                                  2,089       553
     Materials and supplies                                 (416)   (1,243)
     Accounts payable and other current liabilities       (2,076)    4,288
     Accrued and prepaid taxes                               950    (4,810)
     Interest accrued                                      1,386     1,401
     Other prepayments and current assets                   (235)   (2,123)
     Rate refund payable                                       0     3,329
     Deferred energy conservation costs                   (4,988)   (5,657)
     Regulatory assets                                       761      (956)
  Other operating activities                               2,473     3,485
  Cash flows from operating activities                    45,952    41,130

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                             (20,361)  (29,104)
  Allowance for borrowed funds used during construction     (287)     (187)
  Other                                                      443      (918)
  Cash flows from investing activities                   (20,205)  (30,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                     0     3,934
  Issuance of long-term debt                                   0    13,250
  Retirement of long-term debt                           (14,008)  (13,259)
  Debt and stock discount and financing expenses               0      (355)
  Dividends on common, preferred and preference stock    (17,315)  (16,539)
  Sale of commercial paper - net                           5,600       900
  Cash flows from financing activities                   (25,723)  (12,069)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS:     $    24   $(1,148)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                    $ 1,537   $ 3,083
  End of period                                          $ 1,561   $ 1,935

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (net of amount capitalized)                $11,012   $10,885
     Income taxes                                        $ 7,622   $ 7,578




The accompanying Notes to Financial Statements are an integral part of these statements.

                          INTERSTATE POWER COMPANY


                      Summarized Financial Information

The September 30, 1995 financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1994 Form 10-K. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's Form 10-K for the year ended December 31, 1994.

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


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994

EARNINGS PER SHARE for the third quarter of 1995 were $1.16 compared to $0.65 for the third quarter of 1994. Net income for the third quarter of 1995 was $11.7 million, compared to $6.9 million for the third quarter of 1994. Major contributors to the improved earnings were increased electric sales to air conditioning customers and an interim Iowa electric rate increase.

The ELECTRIC MARGIN (revenue less cost of fuel and purchased power) for the third quarter of 1995 was $50.0 million compared to $42.0 million for the third quarter of 1994. The increase in the electric margin resulted mainly from higher residential, commercial and industrial sales. In addition, the Iowa electric rate increase which became effective June 29, 1995, contributed $2.2 million.

                                      Three Months Ended September 30
ELECTRIC SALES (Mwh)                    1995         1994      % Change
Residential                            334,129      269,080      24.2
Commercial                             201,907      187,554       7.7
Industrial                             855,054      810,558       5.5
Interchange                              4,149      166,241       N/A
Sales for Resale                        69,959       65,962       6.1
Other                                   14,286       14,291      (0.0)
  Total Electric Sales               1,479,484    1,513,686      (2.3)

The increase in residential electric sales was primarily due to warmer temperatures during the air conditioning season. The increased sales to commercial, industrial and resale customers were attributable to more air conditioning load and the strength of the economy. Interchange sales were unusually high in 1994 due to energy sales to other utilities.

                                      Three Months Ended September 30
ELECTRIC REVENUES (000's)               1995         1994      % Change
Residential                            $26,143      $21,203      23.3
Commercial                              14,619       13,709       6.6
Industrial                              35,558       33,995       4.6
Interchange                                131        2,033       N/A
Sales for Resale                         3,166        2,880       9.9
Other                                    2,542        1,682      51.1
  Total Electric Revenues              $82,159      $75,502       8.8

Residential electric revenues for the third quarter of 1995 increased $4.9 million, or 23.3%, compared to the third quarter of 1994. The largest share of the residential electric revenue increase was due to additional air conditioning load. Other factors in the increased residential electric revenue were $0.8 million of interim Iowa electric rate increase, Iowa demand side management cost recovery effective October 1994, and changes in the level of the fuel adjustment clause. The increase in commercial and industrial revenues was primarily attributable to the increased sales discussed above. Interchange revenues in 1994 were unusually high due to non-recurring energy sales.

During the third quarter of 1994, the company collected Iowa electric revenue at interim rates which were higher than the June 1995 Iowa Utilities Board order. Accordingly, other electric revenue for the third quarter of 1994 reflects a $0.8 million charge for the estimated Iowa electric rate overcollection, for which actual refund was made in the fourth quarter of 1994. Third quarter 1994 revenues by customer class are affected by approximately the same amount.

The GAS MARGIN (revenue less purchased gas) for the third quarter of 1995 was $0.4 million compared to a loss of $0.3 million during the third quarter of 1994. Among the factors contributing to the improved gas margin were the interim Minnesota gas rate increase effective June 30, 1995, reduced purchased gas adjustment reconciliation expense, capacity release credits, recovery of demand side management costs, and sales to one of the company's generating stations. Increased 1995 gas line losses partially offset the above factors.

The COST OF GAS SOLD decreased $0.8 million, or 17.6%, during the third quarter of 1995 compared to the same period of 1994. The decrease was primarily a result of a 25.3% lower unit cost.

                                       Three Months Ended September 30
GAS DELIVERIES (MMcf)                 1995          1994        % Change
Residential                             283           285         (0.7)
Commercial                              180           182         (1.1)
Industrial                              142           258        (45.0)
Other                                    88             6          N/A
  Total Gas Sales                       693           731         (5.2)
Gas Transportation                    6,372         5,987          6.4
  Total Gas Deliveries                7,065         6,718          5.2

                                       Three Months Ended September 30
GAS REVENUES $ (000's)                 1995          1994       % Change
Residential                          $ 1,961       $ 2,057        (4.7)
Commercial                               787           821        (4.1)
Industrial                               464           821       (43.5)
Other                                    321            33         N/A
  Total Gas Sales Revenues             3,533         3,732        (5.3)
Gas Transportation                       648           574        12.9
  Total Gas Revenues                 $ 4,181       $ 4,306        (2.9)


Although kilowatt-hours generated by the company increased 5.6%, FUEL FOR ELECTRIC GENERATION decreased $0.8 million, or 5.1%, during the third quarter of 1995 compared to the same period in 1994. The cost per ton of coal, which is the fuel source for approximately 93% of the company's generation, was down 1.5%. The cost per Mcf of natural gas, representing approximately 7% of generation, decreased 13.6%.

The quantity of Kwh's purchased decreased 12.0% while PURCHASED POWER EXPENSE decreased $0.4 million, or 2.6%, during the third quarter of 1995 compared to 1994. The third quarter of 1994 unit price was low due to the non-recurring interchange transactions.

MAINTENANCE EXPENSE decreased $0.7 million, or 15.9%, during the third quarter of 1995 compared to the same period in 1994. This was primarily due to increased emphasis on construction projects rather than maintenance. In addition, the third quarter of 1994 included approximately $0.2 million of power plant furnace and boiler maintenance.

DEPRECIATION EXPENSE increased $0.7 million, or 10.6%, for the third quarter of 1995 compared to the third quarter of 1994. This was primarily due to increased investment in utility plant and increased depreciation rates approved in both the fourth quarter of 1994 and the third quarter of 1995.

OTHER INTEREST EXPENSE decreased $68,000 for the third quarter of 1995 compared to the same period of 1994. The third quarter of 1994 included interest for IRS audit settlements and interest on the Iowa electric rate refund. Interest on commercial paper was $591,000 for the third quarter of 1995 compared to $186,000 for the third quarter of 1994. The average outstanding balance of short-term borrowings during the third quarter of 1995 was $39.0 million compared to $27.8 million during the third quarter of 1994. Interest rates for the third quarter of 1995 averaged 5.9% compared to 4.6% in 1994.

AVERAGE TEMPORARY INVESTMENTS during the third quarter of 1995 were $1.1 million compared to $2.2 million in 1994. The average interest rate was 5.6% in the third quarter of 1995 compared to 4.3% in 1994.

FUEL INVENTORIES were $22.1 million at September 30, 1995, compared to $18.9 million at June 30, 1995, and $22.7 million at September 30, 1994. The increase from the last quarter was primarily attributable to normal seasonal build-up of coal inventory during the summer shipping season.

CONSTRUCTION EXPENDITURES during the third quarter of 1995 were $7.8 million compared to $11.3 million in 1994. There were no major individual
construction projects during the third quarter of 1995.   Construction work
in progress as of September 30, 1995 totaled $5.5 million compared to $12.2 million at September 30, 1994. The 1995 construction program is currently estimated to be $25 million.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

EARNINGS PER SHARE for the nine months ended September 30, 1995 were $2.24 compared to $1.65 for the corresponding period in 1994. The increase in earnings was mainly due to the higher third quarter 1995 earnings as discussed above.

The year-to-date ELECTRIC MARGIN increased to $119.1 million in 1995 from $108.8 million in 1994. The major portion of the increased margin is due to increased sales to residential, commercial, industrial and resale customers during the third quarter of 1995. The decreased interchange sales had minimal impact on the electric margin, as the profit applicable to the Iowa jurisdiction is flowed back to customers through the fuel adjustment clause.

Total ELECTRIC SALES during the nine months ended September 30, 1995 were approximately the same as a year ago. The increase in sales to residential, commercial and industrial customers was 7.4%, 1.1% and 5.5%, respectively, mainly due to increased residential air conditioning load during the third quarter of 1995. Interchange sales decreased 89.7% from 1994 due to unusually high non-recurring energy sales in 1994.

ELECTRIC REVENUES increased 4.6% during the nine months ended September 30, 1995 compared to the same period in 1994 mainly due to air conditioning load, the interim Iowa electric rate increase and recovery of demand side management costs.

GAS DELIVERIES increased 3.2% during the nine months ended September 30, 1995 compared to the same period in 1994. Residential and commercial sales decreased 6.5% and 5.7%, respectively, primarily due to warmer weather during the first quarter of 1995. While industrial sales were down, the 8.1% increase in transportation deliveries resulted in an overall increase of 5.3% in industrial sales and transportation compared to 1994.

The 15.1% reduction in GAS REVENUES during the nine months ended September 30, 1995 compared to the same period in 1994 was primarily due to decreased sales and a $0.8 million pipeline rate refund which was passed through to customers in June 1995.

The year-to-date GAS MARGIN was $12.5 million in 1995 compared to $12.2 million in 1994. The increase resulted mainly from those factors affecting the third quarter 1995 gas margin as discussed above.


OTHER ITEMS

On November 11, 1995, Interstate Power Company, IES Industries Inc., and WPL Holdings, Inc. announced the signing of a merger agreement providing for the combination of the three companies. The resulting holding company will be known as Interstate Energy Corporation.

The transaction will be structured as a tax-free, stock-for-stock merger. In the merger, holders of Interstate Power Company common stock will receive
1.11 shares of WPL Holdings common stock for each share of Interstate Power Company stock they own on the effective date of the merger. Holders of IES Industries Inc. common stock will receive .98 shares of WPL Holdings common stock for each share of IES Industries Inc. common stock they own and owners of WPL Holdings common stock will retain the number of shares of common stock they own on the effective date. After the combination, WPL Holdings will change its name to Interstate Energy Corporation. Wisconsin Power and Light Company, IES Utilities, and Interstate Power Company will continue to operate under those names as the principal subsidiaries of Interstate Energy Corporation.

The merger is subject to approval by the shareholders of all three companies, the utility commissions in Illinois, Iowa, Minnesota and Wisconsin, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission. The merger is also subject to the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. It is a condition of closing that the parties receive an opinion of counsel to the effect that the exchange of stock qualifies as a tax-free transaction, and obtain appropriate accountant assurances that the transaction will be accounted for as a pooling of interests. Proxy materials will be filed with the Securities and Exchange Commission in the near future. Based on optimal times for the required regulatory approvals, the merger is expected to be completed by early 1997.

Interstate Energy Corporation will hold approximately $4 billion in assets and have operating revenues of nearly $2 billion. Interstate Energy Corporation will rank 34th in the nation among utility holding companies, based on 1994 revenues.

In 1993 the company adopted Statement of Financial Accounting Standards
(SFAS) 106, "EMPLOYER'S ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS". Under the provisions of SFAS 106, the estimated future cost of providing postretirement benefits will be accrued during the employees' service periods. The Iowa Utilities Board has allowed the company to recover SFAS 106 costs in its Iowa gas rates effective May 1993 and Iowa electric rates effective October 1993. As of June 30, 1995, the company has deferred approximately $1.8 million of SFAS 106 costs applicable to its Minnesota jurisdictions pending settlement of the current rate cases.

In March 1995 the company filed an application with the Iowa Utilities Board for an increase in electric rates in an annual amount of $13.1 million. Increased interim rates in an annual amount of $7.1 million were placed in effect in June 1995, subject to refund upon final determination. A tentative settlement (which must be approved by the Board) has been reached with other parties to the rate case. The tentative settlement would provide for an increase of $6.6 million per year, and would require the company to refund approximately $0.2 million of revenues collected subject to refund. Pending Board action, no provision for a refund has been recorded.

In May 1995 the company filed an application with the Minnesota Public Utilities Commission for an increase in gas rates in an annual amount of $2.4 million. Increased interim rates in an annual amount of $1.5 million were placed in effect in June 1995, subject to refund upon final determination. A decision on the final rate increase is expected by March 1996.

In June 1995 the company filed an application with the Minnesota Public Utilities Commission for an increase in electric rates in an annual amount of $4.6 million. The company did not request an interim rate increase. A decision on the final rate increase is anticipated by the second quarter of 1996.

In August 1995 the company filed an application with the Iowa Utilities Board for an increase in gas rates in an annual amount of $2.2 million. Increased interim rates in an annual amount of $1.3 million were placed in effect in October 1995, subject to refund upon final determination. A decision on the final rate increase is expected by June 1996.

The company's liability for coal tar waste at former manufactured gas plant sites was discussed in the 1994 Annual Report to Stockholders. The status through September 1995 of the former manufactured gas plant sites remains substantially unchanged, except that:

     1. In April 1995 the company received a deferral accounting order from the Minnesota Public Utilities Commission. The accounting order allows the company to seek recovery of certain investigation and remediation costs for the Albert Lea and Rochester sites. An additional request for deferred accounting for the three other sites in Minnesota was filed in June 1995.

     2. In 1994, the company filed a lawsuit in Cook County, Illinois, against certain of its insurers to recover the costs of investigating and remediating, as necessary, the sites of former manufactured gas plants. Subsequently, in an April 1995 ruling, the Court dismissed the action on grounds of forum non conveniens. The company refiled the case in Iowa on June 23, 1995.

     3. An agreement has been reached with Kansas City Power and Light Company regarding the responsibility for remediation of the Mason City site. Interstate Power Company will dismiss the suit and receive $1.0 million from Kansas City Power and Light Company for expenses incurred in the past. Kansas City Power and Light Company will pay for all future soil remediation costs up to a $2.6 million level. If those costs should exceed that level, the next $1.0 million will be shared 2/3 Kansas City Power and Light Company and 1/3 Interstate Power Company. If soil remediation costs should exceed the $3.6 million level, Interstate Power Company is 100% responsible. Current estimates for soil remediation range from $2.3 to $3.3 million. If ground water remediation is required, the cost will be split 50-50 between Kansas City Power and Light Company and Interstate Power Company. Actual remediation is expected to begin in 1996 and the company is assuming responsibility for the clean-up process.










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

ITEM 5.   OTHER INFORMATION

          On November 11, 1995, Interstate Power Company, IES Industries Inc., and WPL Holdings, Inc. announced the signing of a merger agreement providing for the combination of the three companies. The resulting holding company will be known as Interstate Energy Corporation.

          The transaction will be structured as a tax-free, stock-for-stock merger. In the merger, holders of Interstate Power Company common stock will receive 1.11 shares of WPL Holdings common stock for each share of Interstate Power Company stock they own on the effective date of the merger. Holders of IES Industries Inc. common stock will receive .98 shares of WPL Holdings common stock for each share of IES Industries Inc. common stock they own and owners of WPL Holdings common stock will retain the number of shares of common stock they own on the effective date. After the combination, WPL Holdings will change its name to Interstate Energy Corporation. Wisconsin Power and Light Company, IES Utilities, and Interstate Power Company will continue to operate under those names as the principal subsidiaries of Interstate Energy Corporation.

          The merger is subject to approval by the shareholders of all three companies, the utility commissions in Illinois, Iowa, Minnesota and Wisconsin, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission. The merger is also subject to the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. It is a condition of closing that the parties receive an opinion of counsel to the effect that the exchange of stock qualifies as a tax-free transaction, and obtain appropriate accountant assurances that the transaction will be accounted for as a pooling of interests. Proxy materials will be filed with the Securities and Exchange Commission in the near future. Based on optimal times for the required regulatory approvals, the merger is expected to be completed by early 1997.

          Interstate Energy Corporation will hold approximately $4 billion in assets and have operating revenues of nearly $2 billion.
          Interstate Energy Corporation will rank 34th in the nation among utility holding companies, based on 1994 revenues.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits filed as a part of this report:

               EX-27 Financial Data Schedule (required for electronic filing only in accordance with Item 601 (c) (1) of Regulation S-K).

          (b)  No reports were filed on Form 8-K.



















                                 SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Interstate Power Company
                                              (Registrant)



Date   November 14, 1995                       /s/  W. C. Troy
                                            W. C. Troy, Controller
                                         (Duly Authorized Officer and
                                         Principal Accounting Officer)