Form 10-K
period 1995-12-31
INTERSTATE POWER CO
filed 1996-03-29
CIK 51720

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C  20549

                                  FORM 10-K

For the fiscal year ended December 31, 1995   Commission file number 1-3632

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995
                                   OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of February 1, 1996 the aggregate market value of the voting stock held by non-affiliates of the registrant was $308,448,256.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock.
                                                          Shares Outstanding
                                                           February 1, 1996
     Common Stock Par Value $3.50 Per Share                   9,564,287

     Documents incorporated by reference - portions of the Annual Report to Stockholders for 1995 (Exhibit EX-13) are incorporated by reference in Parts I, II and IV; portions of the Annual Proxy Statement for 1996 are incorporated by reference in Part III.

                          INTERSTATE POWER COMPANY
                        1995 Form 10-K Annual Report
                              Table of Contents

                                                                     Page
                                   Part I

Item 1.   Business                                                     1
             General                                                   1
             Construction Program                                      1
             Electric Operations                                       1
             Sources and Availability of Raw Materials                 2
             Duration and Effect of Electric Patents and Franchises    3
             Electric Seasonal Business                                3
             Working Capital Items                                     3
             Electric Governmental Regulations                         4
             Electric Competitive Conditions                           4
             Other Sources of Power                                    6
             Other Electric Operations                                 7
             Gas Operations                                            7
             Gas Sources and Availability of Raw Materials             8
             Duration and Effect of Gas Patents and Franchises         9
             Gas Seasonal Business                                     9
             Gas Governmental Regulations                              9
             Gas Competitive Conditions                               10
             Dependence of Segment Upon a Single Customer             11
             Research and Development                                 11
             Electric and Magnetic Fields                             11
             Environmental Regulations                                11
             Employees                                                14
             Accounting Matters                                       14
Item 2.   Properties                                                  15
             Electric Properties                                      15
             Generating Stations                                      16
             Gas Properties                                           17
             General Properties                                       17
             Titles                                                   17
Item 3.   Legal Proceedings                                           17
Item 4.   Submission of Matters to a Vote of Security Holders         18

                                   Part II

Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters                                      18
Item 6.   Selected Financial Data                                     18
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      18
Item 8.   Financial Statements and Supplementary Data                 18
Item 9.   Disagreements on Accounting and Financial Disclosure        18

                                  Part III

Item 10.  Executive Officers of the Registrant                        19
Item 11.  Executive Compensation                                      19
Item 12.  Security Ownership of Certain Beneficial Owners and
             Management                                               20
Item 13.  Certain Relationships and Related Transactions              20

                                   Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                              20

                                  PART I

ITEM 1.  BUSINESS

     (General)

     Interstate Power Company (the company), is an operating public utility incorporated in 1925 under the laws of the State of Delaware. The company is engaged in the generation, purchase, transmission, distribution and sale of electricity. It owns property in portions of twenty-five counties in the northern and northeastern parts of Iowa, in portions of twenty-two counties in the southern part of Minnesota, and in portions of four counties in northwestern Illinois. The company also engages in the distribution and sale of natural gas in Albert Lea, Minnesota; Clinton, Mason City and Clear Lake, Iowa; Fulton and Savanna, Illinois and in a number of smaller Minnesota, Iowa and Illinois communities, and in the transportation of natural gas within Iowa, Illinois and Minnesota, and in interstate commerce.

     For information pertaining to industry segments and lines of business please refer to page 27 of Exhibit EX-13 (the Annual Report to Stockholders).


     (Construction Program)

     The table below shows actual construction expenditures for 1995 and estimated expenditures for the period 1996 through 2000:

                              (Thousands of Dollars)
          1995 Actual                $28,200
          1996 Est.                  $32,200
          1997 Est.                  $36,000
          1998 Est.                  $38,000
          1999 Est.                  $35,400
          2000 Est.                  $38,400

     Revisions in the long range construction program have resulted in a reduction in the projected additional permanent financing. In 1994, the company originally planned on issuing $25 million of common stock in 1995. This issue was later delayed until 1996. Current projections have now postponed indefinitely the need for this public offering.

     Refer to (Environmental Regulations) on page 11 for additional information on construction expenditures related to compliance with the regulations of the Clean Air Act of 1990.


     (Electric Operations)

     Of the 234 communities served with electricity, Dubuque, Iowa, is the largest with a population of approximately 58,000. Other major cities served are Albert Lea, Minnesota and Clinton and Mason City, Iowa. The remainder of the communities served are under 15,000 population, of which 193 are less than 1,000 population. The company currently sells electricity at wholesale to 19 small communities which have municipal distribution systems, 13 of which are total requirements customers, and 6 of which are partial requirements customers. As discussed under (Electric Competitive Conditions), six firm municipal electric wholesale customers have given the company notice that they intend to purchase their requirements from other utilities when their contracts expire in 1996.

     The estimated population of the company's service area is 340,000. Six large industrial customers account for 32% of electric MWH sales. A diverse mixture of residential, agricultural, and industrial customers constitute the remainder of the company's 163,000 electric customers.

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


     (Sources and Availability of Raw Materials)

     Electricity generated by the company in 1995 was 90.9% from coal as a fuel, 0.2% from oil and 8.9% from natural gas. In 1996, the sources of such generation are estimated to be: 91.8% from coal, 0.6% from middle distillate oils, and 7.6% from natural gas. In 1995, 73.7% of the company's coal requirements came from long-term contracts. In 1996, the company anticipates that 77.7% of its coal requirements will be from long-term contracts. These contracts have expiration dates ranging through August 31, 1999.

     The company entered into a contract effective March 1, 1995 for a total of 450,000 tons per year of 0.5% sulfur Colorado coal for its Kapp #2, a 217 MW unit at Clinton, Iowa. The contract continues through August 1999, and will allow the company to comply with sulfur dioxide restrictions mandated by the Clean Air Act Amendments of 1990.

     The company has a contract for 500,000 tons per year for its 260 MW Lansing #4 unit. Lansing Unit #4 requires low sulfur coal, which is being purchased in the Powder River Basin of Wyoming. The coal is shipped by rail and then transloaded to barge at facilities near Keokuk, Iowa. A contract with Orba-Johnson Transshipment Company, Inc., covers rail to barge coal transloading. Coal required for generation at the Neal #4 unit, located near Sioux City, Iowa, and the Louisa #1 unit, located near Muscatine, Iowa, is contracted for by the operator, MidAmerican Energy Company, under terms of the Unit Participation Agreements.

     The company will purchase coal on an annual basis for the Dubuque Power Plant and for Lansing Units #1, #2 and #3.

     The company owns 120 coal cars and has an undivided ownership (21.528%) in 372 coal cars in connection with Neal #4. The company has an undivided ownership (4%) in 136 cars in connection with Louisa #1. Coal requirements in 1996 will require using leased cars for the Louisa #1 coal supply.

     The company relies on spot purchases of oil. The company burned 867,116 gallons of No. 2 and No. 6 oil in 1995 and has 6,477,000 gallons of oil storage capacity in which to store adequate reserves during periods of high demand on refineries.

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


     (Duration and Effect of Electric Patents and Franchises)

     The company owns no patents.

     The company has, in the opinion of its legal counsel, all necessary franchises or other rights from the incorporated communities and other governmental subdivisions now served, required for the operation of its properties. With 195 electric franchises in effect in cities and villages, and with the majority of such franchises being for a term of 25 years, the renewal of such franchises is a continuing process. Twenty-six percent (51) of the franchises have been secured since January 1, 1986.


     (Electric Seasonal Business)

     The effects of air conditioning in summer and heating in winter have a seasonal impact. The air conditioning sales in the summer months are primarily related to the residential and commercial customer classes, however, the company does not meter air conditioning sales separately. During the past five years, the highest and lowest average residential consumption in the peak summer month has been 960 Kwh (August 1995) and 571 Kwh (June 1993), respectively, compared to 811 Kwh (January 1991) and 651 Kwh (February 1992) during the peak winter month. The company estimates that hot summer weather boosted 1995 residential electric revenues and electric margin by $4.7 million and $3.6 million, respectively, over 1994. The company cannot estimate with any degree of accuracy the impact of warm or humid weather on commercial or large power & light sales. Refer to the (Electric Governmental Regulations) section for a discussion of Iowa and Minnesota seasonal rates.


     (Working Capital Items)

     Three of the company's generating stations are located on the Mississippi River at Clinton, Dubuque and Lansing, Iowa. The coal supply for the three plants is delivered by barge during the shipping season (approximately April 1st to December 1st). Refinements to the company's fuel delivery process have decreased the amount of inventory required to carry the company over the winter. Coal shipments to the company's Neal #4 and Louisa #1 generating stations are able to continue through the winter as river transportation is not involved.


     (Electric Governmental Regulations)

     In August 1993, the company implemented a revised electric tariff structure. The new tariffs give greater weight to the demand component of electric usage, and include a provision for a higher rate during the summer cooling season (June-September), but did not change the company's overall annual electric revenue.

     The company filed an Iowa electric rate increase application in March 1995. The application requested an annual increase of $13.1 million. Interim rates in an annual amount of $7.1 million were placed in effect on June 29, 1995, subject to refund. A December 1995 Iowa Utilities Board (IUB) Order allowed an annual increase of $6.6 million, including a return on common equity of 11.35%. The company's original rate increase request included a return on common equity (ROE) and a management efficiency reward which totaled 13.25%. The IUB allowed a ROE of 11.35% and no efficiency reward. The lower ROE granted will not have a significant adverse impact on operating results. In 1996, the company will refund to customers approximately $250,000 collected in 1995 in excess of the final order. The 1995 financial statements include a provision for the refund.

     The company filed a Minnesota electric rate increase application in June 1995. The application requested an annual increase of $4.6 million (later adjusted by the company to $3.3 million). The proposed tariffs include a seasonal rate mechanism similar to that used in the State of Iowa. Interim rates were not requested. On March 8, 1996 the MPUC received the report of the Administrative Law Judge (ALJ) hearing the case. The ALJ recommended a $2.3 million revenue increase. The major component of the $1.0 million reduction in revenue requirements is the disallowance of the Minnesota portion of 100 MW of purchased power contracts. The disallowance is similar to a ruling in a previous rate case, thus, is not expected to have a material adverse impact on the company's financial condition. A MPUC Order is expected by April 1996.

     The company's electric rate tariffs provide for recovery of the cost of fuel through energy adjustment clauses. These clauses are subject to revision from time to time by the regulatory authority having jurisdiction, and are designed to pass on to the consumer the increases or decreases in the cost of fuel without formal rate proceedings. Purchased capacity costs are not recovered from customers through energy adjustment clauses, but rather must be addressed in base rates in a formal rate proceeding. In the company's Iowa electric jurisdiction, the company is required to return to customers any jurisdictional revenue from capacity sales to other utilities.


     (Electric Competitive Conditions)

     In 1993 the Illinois Commerce Commission entered an order determining that the company, and not Jo-Carroll Electric Cooperative, had the right to provide electric service to a large new freezer service plant near East Dubuque, IL. The company is providing service to that plant pursuant to Commission order. Jo-Carroll filed for judicial review of the Commission action in the Illinois 15th Judicial Circuit, which court remanded the proceeding to the Commission for further hearings. Proceedings on remand are now pending before the Commission.

     The Energy Policy Act of 1992 (Act) allows FERC to order utilities to grant access to transmission systems by third-party power producers. The Act specifically prohibits federally-mandated wheeling of power for retail customers. The company has experienced difficulty in retaining electric wholesale customers which take service under one year contracts. To date, 6 of the company's 18 firm municipal electric wholesale customers have put the company on notice that they intend to purchase their requirements from other utilities when their contracts expire. These six customers account for about 62% of the company's municipal electric load. Firm electric sales to municipal utilities account for approximately 3.8% of the company's electric sales and 2.7% of its electric revenue. It is anticipated that five of the six municipal customers will use the company's transmission system to transport power from other utilities, and these five municipal customers will be required to pay the company a wheeling fee. The net impact on the company's financial condition is not expected to be significant.

     The company's industrial rates generally compare favorably with those of neighboring utilities. For the company's six largest industrial customers, the aggregate 1995 rate was approximately 3.4 cents per KWH. This rate also compares favorably with that of potential independent power producers and electric wholesale generators. The company's favorable rates mitigate the incentive that these customers might otherwise have to relocate, self-generate or purchase electricity from other suppliers. The company anticipates that its generating cost will decline slightly over the next several years as long-term coal purchase and transloading contracts expire and are renegotiated.

     The company currently has no competition from the same type of public utility service in the sale of electricity in any of the incorporated communities it serves. In the States of Iowa, Illinois and Minnesota, territorial laws govern the question of possible service to customers in unincorporated areas, and such laws regulate competition in such areas.

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


     (Other Sources of Power)

     The company has been a participant in the Mid-Continent Area Power Pool (MAPP) Agreement since March 31, 1972. MAPP had a total coincident 1995 summer peak of 27,961 MW at which time the net capacity of the pool was 31,182 MW. Membership in the pool permits sharing of reserve capacities of the members which affects reductions in plant facilities investment for MAPP members. The minimum reserve margin for participants in MAPP has been established at 15%.

     Parties to the MAPP Agreement include, as participants, 28 electric power suppliers consisting of 8 investor-owned utilities, the United States Department of Interior (Western Area Power Administration), a Canadian system, public power districts and rural electric generating and transmission cooperative associations, municipal electric supply agencies and, as associate participants, 30 other electric power suppliers operating in Canada and in the North Central region of the United States. The pool coordinates planning and operation of power suppliers in Minnesota, Wisconsin, Montana, Iowa, Nebraska, North Dakota and South Dakota and provides reliability and economy for the company's bulk power supply. The MAPP Agreement was filed with the FERC and accepted as an initial rate filing effective December 1, 1972 and has been in operation since that time. In 1995, MAPP implemented an intra-pool transmission service fee. The company has little historical data to use as a basis for quantifying the potential maximum intra-pool transmission service fees that are now required under the MAPP agreement. Current projections of such a maximum, assuming the MAPP reorganization receives Federal Energy Regulatory Commission approval, would be little change in 1996 and up to 3 times the current expense level in the period 1997 to 2001. The company cannot estimate the impact beyond 2001 due to uncertainties regarding capacity requirements. The company realized revenues of $211,000 and transmission service expenses of $91,000 in 1995.

     In addition to MAPP, the company has interchange connections with certain Missouri and Illinois utilities through 345 KV transmission systems. Future interconnections are planned to meet transmission requirements for the next ten years.

     In 1992, the company entered into three long-term power purchase contracts with other utilities. The contracts provide for the purchase of 255 MW of capacity through April 2001. Energy is available at the company's option at approximately 100% to 110% of monthly production costs for the designated units. The three power purchase contracts required capacity payments of $24.6, $24.6, and $24.1 million in 1995, 1994, and 1993, respectively. Over the remaining life of the contracts, total capacity payments will be approximately $130 million. The purchased power contract payments are not for debt service requirements of the selling utility, nor do they transfer risk or rewards of ownership.

     In Iowa the IUB has concluded that the capacity purchases were prudent and allowed recovery of costs in rates. The rate structure approved by the MPUC does not provide for full recovery of purchased power applicable to the Minnesota jurisdiction. A 1992 rate order by the MPUC held that the company had 100 MW of excess capacity. The company is seeking to adjust this disallowance in its current rate case.

     The company has not filed for rate recovery of the allocable portions of the purchased power payments in the Illinois and FERC jurisdictions. The payments of approximately $2.5 million annually are expensed as incurred.

     The company has contracts with several governmental power agencies whereby the company provides transmission service to their customer/members. During 1995, the company received $1,263,408 for transmission service to customers of the Western Area Power
     Administration (WAPA), and $1,321,801 from Cooperative Power
     Association (CPA) for wheeling power to nine of its member distribution cooperatives.

     The company's contract with CPA also provides for payment by the company for needed mutually utilized facilities constructed and owned by CPA. During 1995, these payments amounted to $329,471.

     The company and Southern Minnesota Municipal Power Agency (SMMPA) have agreed by contract to compensate each other if over/underinvestment in the shared transmission system occurs. During 1995, SMMPA made payments to the company in the amount of $340,397.

     The company's contract with Central Iowa Power Cooperative (CIPCO) provides for compensation to each other if over/underinvestment in the shared transmission system occurs. During 1995, the company paid CIPCO $136,827 for underinvestment in the Liberty Substation property, of which $41,038 was owed for 1994.


     (Other Electric Operations)

     The 1995 peak of 1,010,821 KW occurred on July 14, 1995 between 2:00 and 3:00 in the afternoon. At the time of its 1995 peak the company had a net effective electric capability of 1,310,600 KW. Of this net effective capability, 903,300 KW was in steam generation, 113,500 KW was in combustion turbine and the balance was in internal combustion units and purchases. The previous historical system net peak load for a sixty-minute period, of 932,081 KW, was reached on June 17, 1994.


     (Gas Operations)

     The company supplies retail gas service in 39 communities and serves approximately 48,800 gas customers.

     There have been no significant changes since the beginning of the fiscal year in the kind of products produced, markets or methods of distribution.




     (Gas Sources and Availability of Raw Materials)

     The company purchases pipeline transportation capacity from Northern Natural Gas Company (NNG), Natural Gas Pipeline Company of America
     (NGPL) and Northern Border Pipeline Company (NBPL). During 1995 the company purchased gas from eleven non-traditional suppliers, i.e. producers, brokers and marketers, at market responsive rates. FERC Order 636 became effective in 1993. Order 636 unbundled pipeline supply from its capacity. Subsequent to Order 636, FERC continues to approve the tariffs of NNG and NGPL, but only with regard to capacity and storage rates, subject to change as rate cases are filed.

     Gas for the company's Mason City, Albert Lea and Savanna service areas is transported by NNG under capacity contracts for 36,338 Mcf daily, and for an additional 15,657 Mcf in the November to March time frame. The majority, 26,999 Mcf, of the above capacities is from the producing areas of Oklahoma and Texas, etc. These contracts expire in October, 1997. Gas is supplied by producers, marketers and brokers, as well as from storage services, to meet the peak heating season requirements. The company had 15,170 Mcf/d of storage, with the necessary pipeline capacity, available for the 1994-1995 heating season.

     Gas for its Clinton service area is transported by NGPL under capacity contracts for 19,611 Mcf annually, with expiration dates of November 30, 1998, December 1, 2000, February 28, 1996, and November 30, 1996. This gas is supplied by producers, marketers and brokers. The company supplements this capacity with storage gas, which has the pipeline capacity embedded in its FERC approved rate. The company had 16,609 Mcf of storage available for the 1994-1995 heating season. During 1995, the company utilized approximately 34.9% of its annualized daily contract gas available from its firm suppliers. The company's 1995 total throughput level of 35,320,385 Mcf represents a 4.9% increase over 1994. The total throughput was composed of sales gas (22.1%), spot gas (3.1%) and customer transportation gas (74.8%).

     During 1995, twenty-one of Interstate's customers transported a total of 26,400,766 Mcf of their own gas over the company's pipeline and distribution systems. This reflects an increase over 1993 and 1994 in the number of customers exercising the transportation option. In 1993, nineteen of Interstate's customers transported a total of 23,994,891 Mcf, and in 1994, eighteen customers transported a total of 24,498,793 Mcf. The customer owned gas was delivered by interstate pipeline companies for those customers' accounts to Interstate's town border stations. The company subsequently delivered the gas to customers under tariffs approved by respective state commissions. Company policy is to assist any customer that wishes to purchase gas directly from the producing sector.

     The company owns propane-air gas plants in Albert Lea, Minnesota and Clinton and Mason City, Iowa. The daily output capacities are:
     5,000 Mcf, 4,000 Mcf and 9,600 Mcf of propane-air mix gas respectively.

     The requirement for gas on the peak winter day of the 1994-1995 season was 141,109 Mcf, including both firm and interruptible customers. This peak consisted of 21.5% jurisdictional sales gas, 9.1% spot gas, 53.4% customer purchased gas, 16.0% storage gas and 0.0% propane-air from the company's peak-shaving plant. The maximum daily firm gas sales during the 1994-1995 season were as follows:
     Albert Lea 12,497 Mcf; Savanna 2,808 Mcf; Clinton 20,651 Mcf; Mason City 25,218 Mcf, or 43.4% of the peak winter day throughput.


     (Duration and Effect of Gas Patents and Franchises)

     The company owns no patents.

     The company has, in the opinion of its legal counsel, all necessary franchises or other rights from the incorporated communities and other governmental subdivisions now served, required for the operation of its properties. With 34 gas franchises in effect in cities and villages, and with the larger majority of such franchises being for a term of 25 years, the renewal of such franchises is a continuing process. Forty-seven percent (16) of the franchises have been secured since January 1, 1986.


     (Gas Seasonal Business)

     The effects of heating sales to the residential and commercial classes of customers have a significant seasonal impact on the company's business. The heating sales in the winter months account for 98% of the total annual sales to these classes of customers. The average consumption for a residential customer during the peak winter months is 18.7 Mcf compared to the average of 2.5 Mcf during the summer. The average consumption for a commercial customer during the peak winter months is 90.3 Mcf compared to the average of 12.6 Mcf during the summer.


     (Gas Governmental Regulations)

     The company filed an Iowa gas rate increase application in August 1995. The application requested an annual increase of $2.2 million. Interim rates in an annual amount of $1.3 million were placed in effect on October 20, 1995, subject to refund. The company and other parties to the rate application have agreed on an increase of $1.1 million subject to approval by the IUB. The IUB, by order dated February 21, 1996, has approved the $1.1 million increase in revenue requirements for the company's Iowa gas jurisdiction. The increase represents a 3.5% increase in rates to Iowa gas customers and 0.4% of total 1995 revenue. An IUB Order is expected by June 1996. Iowa gas rates implemented in October 1995 did not include recovery of any investigative or remediation costs to be incurred in the clean-up of former manufactured gas plants. However, the company recovered $0.7 million annually of costs through the prior Iowa gas tariffs, and the company anticipates that future investigation and remediation costs applicable to the Iowa jurisdiction will be recovered from customers.

     The company filed a Minnesota gas rate increase application in May 1995. The application requested an annual increase of $2.4 million, including a return on common equity of 11.75%. Interim rates in an annual amount of $1.5 million were placed in effect in June 1995, subject to refund. A MPUC Order issued February 29, 1996 allowed an annual increase of $2.1 million and a return on common equity of 10.75%. On March 20, 1996 the Minnesota Department of Public Service and the Office of the Attorney General both requested reconsideration of the MPUC Order. The $2.1 million increase in revenues included in the MPUC Order represented a 24% increase in rates for Minnesota gas customers and approximately 5% of the company's total gas revenues. The return on equity granted by the MPUC (10.75%) is lower than expected, however, it is within a reasonable range and the lower rate will not have a material adverse impact on the company's financial condition.

     FERC Order 636 provides a mechanism under which pipelines can recover prudently incurred transition costs associated with the restructuring process. The company's pipeline suppliers have filed with the FERC to recover transition costs from the local distribution companies. The company incurred $2.0 million of transition costs in 1995 and is currently recovering these costs from customers through the purchased gas adjustment clause. The Illinois Commerce Commission, in Docket No. 93-0328, allowed recovery of Gas Supply Realignment costs. The Iowa Utilities Board accepted transition costs as a component of the purchased gas adjustment in Dockets PGA-92-229, PGA-92-244, and PGA-93-7. The Minnesota Public Utilities Commission allowed Order 636 transition costs to be passed through the purchased gas adjustment in Docket No. G001/AA-94-762. While the ultimate level of transition costs could vary as Order 636 filings are revised and proceedings completed, the company estimates that the remainder will aggregate approximately $3.2 million payable in declining installments from 1996 to 2005. The company anticipates that under customary ratemaking practices, future transition costs will be recovered from customers, and has recorded on its balance sheet a liability and a corresponding regulatory asset in the amount of $3.2 million.


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

     One customer recently proposed to construct independent distribution facilities and bypass the company's system. This situation raises a new competitive issue which the company has not previously dealt with. The company is evaluating its response to the bypass issue and developing policies to deal with future competitive conditions which could result from potential system bypass. The customers most likely to bypass the company's distribution facilities are transportation customers. At the present time the company has 21 gas transportation customers with total revenues of $2.6 million (6% of gas revenues and 0.8% of total company revenues). Over 60% of the $2.6 million of revenues occurs in an area where the potential for bypass is considered to be minimal. The loss of any one customer would not have a material adverse impact on the company's financial condition.




     (Dependence of Segment Upon a Single Customer)

     In 1995, 1994 and 1993, the company had no single customer or industry for which electric and/or gas sales accounted for 10% or more of the company's consolidated revenues. In 1995, the company's three largest industrial customers accounted for 1,396,284,716 Kwh of electric sales ($45,777,786) and 23,540,434 Mcf of gas sales and transportation ($1,922,694). The company's largest gas customer, which represents 31% of the company's total gas throughput, is committed by contract for the next six years.


     (Research and Development)

     The company has no full-time professional employees engaged in research activities and had no company-sponsored research programs during 1995, 1994 and 1993. In the public utility industry, research is commonly and traditionally done by manufacturers of equipment, trade organizations to which the company belongs, and university research programs. In 1995 approximately $1,054,925 was paid for research activities compared with $1,072,871 in 1994 and $1,090,184 in 1993.


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

     The United States EPA and the states have promulgated discharge limits necessary to meet water quality standards. A National Pollutant Discharge Elimination System (NPDES) permit is required for
     all discharges.   The company has current NPDES permits for all
     discharges and meets or falls within the required discharge limits.

     Early this century, various utilities including the company operated plants which produced manufactured gas for cooking and lighting. The company's facilities ceased operations approximately 40 years ago when natural gas pipelines were extended into the upper Midwest.
     Some of the former gasification sites contain coal tar waste products which may present an environmental hazard.

     The company has identified nine sites which may contain waste from former coal gasification sites. The company has recorded an estimated liability for its pro rata share of expenses applicable to the sites. Of the nine sites, 3 are on property currently owned by the company, while the remaining 6 are located on property currently owned by other parties.

     The company has been named a Potentially Responsible Party (PRP) by Federal or State environmental agencies for most of its former manufactured gas plant sites. In December 1994, the U.S. EPA, in submitting an information request, claimed that the company is a present and former owner of the Clinton, Iowa site. The company has not been officially named as a PRP for the Savanna and Galena sites by those agencies. In addition, the current owner of the Galena, Illinois site has claimed that the company is a PRP at that site based upon a predecessor company's ownership of the site.

     The estimated environmental liabilities recorded on the books of the company include amounts expected to be incurred to complete the investigation of those sites where the investigative process has begun, and the minimum of the estimated cost range for those sites where the investigation is in its early stages or not been started. At the present time the company has insufficient information, regarding the sites that have not been fully investigated, to revise those cost estimates.

     It is possible that cost estimates may be revised upwards as the investigative process proceeds. In view of the past rate treatment allowed by the Iowa, Minnesota and Illinois Commissions, the company believes that prudently incurred unreimbursed costs will be recovered from customers and that the investigation, remediation or monitoring process will not have a material adverse impact on the company's financial condition or the results of operations.

     In 1957, the company purchased facilities in Mason City, Iowa, from Kansas City Power & Light Company (KCPL) which included land previously used for a coal gasification plant. Coal tar waste was discovered on the property in 1984. In 1995, a settlement was reached with KCPL for sharing of costs to remediate the site. Interstate Power Company has been reimbursed $1.0 million by KCPL for expenses incurred in the past. The reimbursement has been deferred, pending a decision by the IUB on the amount to be refunded to customers. KCPL will pay for future soil remediation costs up to a $2.6 million level. If soil remediation costs exceed that level, the next $1.0 million will be shared 2/3 KCPL and 1/3 Interstate Power Company. If soil remediation costs exceed the $3.6 million level, Interstate Power Company is 100% responsible. Any ground water remediation cost will be split 50 - 50 between KCPL and Interstate Power Company. A Remedial Investigation and Feasibility Study has been approved and the company has assumed responsibility for managing the remediation of the Mason City site. The current estimated cost of soil remediation is $2.6 million, which will be paid by KCPL.

     The company formerly operated a manufactured gas plant in Rochester, Minnesota. Soil remediation was completed in 1995 and post-remediation groundwater monitoring is underway. From 1991 through 1995, the company incurred costs aggregating $6.7 million applicable to the Rochester site. Groundwater monitoring costs are expected to be $75,000 to $100,000 per year for a period of two to twenty years. The MPUC accounting order allows the company to defer these costs and recover them in subsequent rate cases. This level of expenditure would be considered to be immaterial, therefore, the company may choose to expense them as incurred.

     In addition to the Rochester site, the company owned or operated four other manufactured gas plant sites in Minnesota: Albert Lea, Austin, New Ulm and Owatonna. Wastes associated with former coal gasification operations have been identified at each site. The company anticipates that these sites will be investigated in 1996 or 1997. When the investigation process is complete, the company will be able to determine if any remediation will be necessary.

     In addition, the company has identified three other sites: Galena and Savanna, Illinois, and Clinton, Iowa. Wastes associated with former coal gasification operations have been identified at each of these sites. Little or no activity is expected at any of these sites in 1996.

     In 1994, the company filed a lawsuit against certain of its insurers to recover the costs of investigating and remediating the former coal gasification plants. On June 23, 1995, the company filed a lawsuit in the District Court of Iowa in Clinton County, Iowa against certain of its insurers to recover the costs of investigating and remediating the former coal gasification plants. The insurers named as defendants in this lawsuit include: American Home Assurance Company, American Re-Insurance Company, C.E. Heath Compensation and Liability Insurance Company of California (Successor to Employers' Surplus Lines Insurance Company), Commercial Union Insurance Company (Successor to Employers' Liability Assurance Corporation, Ltd.), The Home Insurance Company, Indemnity Insurance Company of North America, Insurance Company of North America, International Insurance Company (Successor to International Surplus Lines Insurance Company), Signet Star Reinsurance Corporation (Successor to North Star Reinsurance Corporation), Zurich Insurance Company (Successor to Zurich General Accident and Liability Insurance Company), and Certain Underwriters at Lloyd's London & London Market Insurance Companies. The company believes that the insurers have not fulfilled their obligations under insurance policies sold to the company. Because the company is seeking full coverage of costs as they are incurred, no specific dollar amount has been sought in this lawsuit. In addition to seeking monetary damages in an unspecified amount, the company is seeking a declaratory order and equitable relief. Two insurers paid the company a total of $0.3 million in 1995 in order to be discharged from the lawsuit. The trial against the remaining insurers is expected to begin in Iowa in 1997. Neither the company nor its legal counsel is able to predict the amount of any insurance recovery, and accordingly, no potential recovery has been recorded. The company anticipates the recovery of insurance proceeds would first be applied to offset expenses of pursuing the lawsuit against the insurance companies. It is expected that the company's customers paying for environmental clean-up costs would also share in the insurance proceeds. It is uncertain as to what portion of the proceeds, if any, the company's stockholders would be allowed to retain. Therefore, based on the above, the company considers the potential impact on its financial position not to be material.

     In April 1995, the company received an accounting order from the Minnesota Public Utilities Commission (MPUC) which allows the deferral of investigation and remediation costs applicable to the Rochester and Albert Lea sites and further allows the company to seek recovery in a rate case. The company's Minnesota gas rate case filed in May 1995 seeks recovery of $4.9 million. The company filed a petition in June 1995 for an accounting order which would allow it to defer and seek recovery in a future rate case of costs applicable to the three other Minnesota sites (Austin, Owatonna and New Ulm). Action by the MPUC is pending.

     Under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), a past waste generator can be designated by the United States Environmental Protection Agency (U.S. EPA) as a Potentially Responsible Party (PRP). Certain types of used transformer oil (primarily those containing polychlorinated biphenyls, or "PCBs") have been designated as hazardous substances by the U.S. EPA. The company has been cited as a PRP by the U.S. EPA for the clean-up of the facilities formerly operated by Martha C. Rose Chemicals, Inc. in Holden, Missouri. Clean-up of the site began in 1994, with final completion in 1995. The company received a refund of previously paid costs of $0.1 million in 1995 in final settlement, and estimated reserves remaining are adequate for continuing groundwater monitoring.

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


     (Employees)

     The company has 935 regular employees consisting of 902 full-time and 33 part-time employees.


     (Accounting Matters)

     The company will be required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1996. The new standard imposes stricter standards for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The company believes that the initial adoption of SFAS 121 will not have a material impact on its financial position or results of operations.

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


































                INTERSTATE POWER COMPANY GENERATING STATIONS

                                                                    Net
                      Generating Units        December 31, 1995    Output
                        Nameplate                Capability        in KWH
                 Unit   Capacity     Year      KW         KW       (000's)
Location        Number     KW     Installed  (Gross)     (Net)      1995
STEAM:
Dubuque, IA         2     15,000     1929      82,500     78,000    194,561
                    3     25,000     1952
                    4     33,000     1959
Clinton, IA         1     15,000     1947     254,900    235,000  1,050,504
 (M.L.Kapp Plt.)    2    212,284     1967
Lansing, IA         1     15,000     1948     337,800    320,000    775,611
                    2     11,500     1949
                    3     33,000     1957
                    4    252,649     1977
Sherburn, MN        1     11,500     1950     113,500    108,000    335,179
 (Fox Lake Plt.)    2     11,500     1951
                    3     75,000     1962
Sioux City, IA      4*   125,924     1979     142,000    134,300    993,471
 (Neal Unit #4)
Louisa County, IA   1**   27,400     1983      29,400     28,000    174,882
 (Louisa Unit #1)
TOTAL STEAM                                   960,100    903,300  3,524,208


GAS TURBINE:
Montgomery, MN      1     26,535     1974      22,200     22,200        253
Sherburn, MN        4     26,535     1974      21,300     21,300        332
 (Fox Lake Plt.)
Mason City, IA      1     37,520     1991      70,400     70,000      3,012
 (Lime Creek Plt.)  2     37,520     1991
TOTAL GAS TURBINE                             113,900    113,500      3,597


INTERNAL COMBUSTION:
Dubuque, IA         1      2,000     1966       4,600      4,600        (83)
                    2      2,000     1966
Hills, MN           2      2,000     1960       2,000      2,000        (57)
Lansing, IA         1      1,000     1970       2,000      2,000         11
                    2      1,000     1971
New Albin, IA       1        685     1970         700        700        (50)
Rushford, MN        1      2,000     1961       2,000      2,000        (95)
TOTAL INTERNAL COMBUSTION                      11,300     11,300       (274)


TOTAL COMPANY                               1,085,300  1,028,100  3,527,531


* Interstate owns 21.528% of a 584,931 KW unit operated by MidAmerican Energy Company.
** Interstate owns 4.0% of a 685,000 KW unit operated by MidAmerican Energy Company.




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

     The company also owns 95 gas regulating stations and approximately 972 miles of gas distribution mains.


     (General Properties)

     The company owns numerous properties in various parts of its territory which are used for office, service and other purposes. The most important of these are three General Office buildings in Dubuque and the district office buildings at Clinton, Decorah, Dubuque, Mason City and Oelwein, Iowa and Albert Lea, and Winnebago, Minnesota and the distribution service buildings in each of those locations. The company, as lessee, leases office space at various locations. The company also leases a few small parcels of land for storage of poles and miscellaneous temporary uses.


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


ITEM 3.  LEGAL PROCEEDINGS

     Reference is made to "Electric Governmental Regulations", "Electric Competitive Conditions" and "Environmental Regulations" under "Item
     1. Business" for certain pending legal proceedings and proceedings known to be contemplated by governmental authorities. Reference is also made to Note 8 to Financial Statements of the Annual Report to Stockholders, included herein as EX-13. Other than these items, there are no material pending legal proceedings, or proceedings known to be contemplated by governmental authorities, other than ordinary routine litigation incidental to the business, to which the company is a party or of which any of the company's property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no submission of matters to a vote of security holders during the fourth quarter of the 1995 year.



                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     For information pertaining to common stock market data required by
     Item 201 of Regulation S-K please refer to page 31 of Exhibit EX-13 (the Annual Report to Stockholders).


ITEM 6.  SELECTED FINANCIAL DATA

     For information pertaining to selected financial data required by
     Item 301 of Regulation S-K please refer to page 30 of Exhibit EX-13 (the Annual Report to Stockholders).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For information pertaining to management's discussion and analysis required by Item 303 of Regulation S-K please refer to pages 1 through 9 of Exhibit EX-13 (the Annual Report to Stockholders).


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data incorporated by reference to Exhibit EX-13 (the Annual Report to Stockholders for 1995):

     Statements of Income and Retained Earnings     Page  10
     Balance Sheets                                 Pages 11 & 12
     Statements of Cash Flows                       Page  13
     Statements of Capitalization                   Page  14
     Notes to Financial Statements                  Pages 15 - 27
     Independent Auditors' Report                   Page  28


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.








                                 PART III

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

     Name               Age  Offices Held Past 5 Years
     W. H. Stoppelmoor  62   5-1-90 - President, Chief Executive Officer
                                        & Chairman of the Board

     M. R. Chase        57   1-1-91 - Vice President-Production
                             5-7-91 - Vice President-Power Production
                             7-1-95 - Executive Vice President

    *A. D. Cordes       64   5-1-90 - Vice President-District
                                        Administration & Public Affairs

     R. R. Ewers        51   5-1-90 - Vice President-Administrative
                                        Services
                             7-1-95 - Vice President-Administration

     D. E. Hamill       59   9-1-80 - Vice President-Budgets &
                                        Regulatory Affairs

   **G. L. Kopischke    64   9-1-80 - Vice President-Electric Operations

     J. C. McGowan      58   2-1-89 - Secretary & Treasurer

     R. P. Richards     59   1-1-91 - Vice President-Gas Operations

     D. R. Sharp        55   7-1-95 - Vice President-Power Production
                             1-1-96 - Vice President-Engineering

     W. C. Troy         57   5-1-86 - Controller


    *Retired effective 7-1-95
   **Retired effective 1-1-96


     All officers are elected and serve as such until the next annual meeting of directors. There are no arrangements or understandings with respect to election of any person as an officer.

     For information pertaining to directors, and other data required by Items 401 and 405 of Regulation S-K, refer to pages 136 through 139 of the company's Official Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the last day of the fiscal year ended December 31, 1995.


ITEM 11. EXECUTIVE COMPENSATION

     Refer to information on pages 141 through 145 of the company's Official Proxy Statement filed with the Securities and Exchange Commission to be filed with the Securities and Exchange Commission within 120 days after the last day of the fiscal year ended December 31, 1995.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Refer to information on pages 139 and 140 of the company's Official Proxy Statement filed with the Securities and Exchange Commission to be filed with the Securities and Exchange Commission within 120 days after the last day of the fiscal year ended December 31, 1995.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Management and Others:

     In 1995 there were no transactions and there are presently proposed no transactions with management, to which the company or its subsidiary was or is to be a party, of the character as to which answer is called for in response to Item 404(a) of Regulation S-K.

     Indebtedness of Management:

     No director or officer, or nominee for election as a director, or any associate of any thereof, was indebted to the company or its subsidiary during 1995, as to which answer is called for in response to Item 404(b) of Regulation S-K.



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

     (b)    Reports on Form 8-K:

            The company filed a Form 8-K report with the Securities and Exchange Commission dated November 17, 1995. This report related to the signing of a merger agreement on November 10 1995, by Interstate Power Company, IES Industries Inc., and WPL Holdings, Inc., providing for the combination of the three companies into a holding company which will be known as Interstate Energy Corporation.









INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

The 1995, 1994 and 1993 financial statements, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP, dated January 26, 1996, appearing on pages 10 through 28 of Exhibit EX-13 (the 1995 Annual Report to Stockholders), are incorporated in this Form 10-K Annual Report. The following additional data, as attached on EX-23.a, EX-23.b, and S-1 should be read in conjunction with the financial statements in such Exhibit EX-13.

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


                                                Page or Exhibit Reference

                                                           Exhibit EX-13
                                                 Form    (Annual Report to
                                                 10-K      Stockholders)

Report of Independent Auditors                  EX-23.a
Consent of Independent Auditors                 EX-23.b

Financial Statements:
  Statements of Income and Retained Earnings
    for the years ended December 31, 1995,
    1994 and 1993                                                 10
  Balance Sheets, December 31, 1995 and 1994                    11 & 12
  Statements of Cash Flows for the years ended
    December 31, 1995, 1994 and 1993                              13
  Statements of Capitalization, December 31,
    1995 and 1994                                                 14
  Notes to Financial Statements                                 15 - 27
  Selected Financial Data                                         30
  Common Stock Market Data                                        31

Management's Discussion and Analysis                             1 - 9

Schedule II:  Valuation and Qualifying Accounts
                    and Provisions                                S-1
















INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS (CONT'D.)

Exhibits filed as part of this report:

EX-3.(ii) By-Laws of Interstate Power Company as adopted April 20, 1925 and as amended January 26, 1996.

EX-10.a Coal Transloading Agreement between Interstate Power Company and Orba-Johnson Transshipment Company dated December 20, 1995

EX-10.b   Coal Transshipment Agreement by and between Interstate
          Power Company and Orba-Johnson Transshipment Company dated December 20, 1979 (previously physically filed in Form 10-K for the Year Ended December 31, 1979 as EXHIBIT F)

EX-10.c   Interstate Amendment Agreement between Orba-Johnson
          Transshipment Company and Interstate Power Company dated September 1, 1981 (previously physically filed in Form 10-K for the Year Ended December 31, 1981 as EXHIBIT J)

EX-12     Statement re Computation of Ratios

EX-13     The Company's 1995 Annual Report to Stockholders.

EX-23.a   Report of Independent Auditors

EX-23.b   Consent of Independent Auditors

EX-27     Financial Data Schedule

EX-99.a Listing of current material contracts, indentures and other exhibits and identified as having been previously filed with the Commission.

EX-99.b Interstate Power Company Supplemental Retirement Plan as amended and restated November 10, 1995.























                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTERSTATE POWER COMPANY



Date    March 29, 1996                 By /s/ W. H. STOPPELMOOR
                                             (W. H. Stoppelmoor,
                                             President and Chief
                                             Executive Officer)



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

/s/ M. R. CHASE               Director
   (M. R. Chase)

/s/ A. D. CORDES              Director
   (A. D. Cordes)

/s/ J. L. HANES               Director
   (J. L. Hanes)

/s/ G. L. KOPISCHKE           Director
   (G. L. Kopischke)




Date   March 29, 1996




                                                               SCHEDULE II

                         INTERSTATE POWER COMPANY

             VALUATION AND QUALIFYING ACCOUNTS AND PROVISIONS
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                          (Thousands of Dollars)
COLUMN A                COLUMN B       COLUMN C       COLUMN D    COLUMN E

                                       ADDITIONS
                       BALANCE AT  CHARGED   CHARGED  DEDUCTION   BALANCE
                       BEGINNING     TO      TO OTHER   FROM      AT END
DESCRIPTION             OF YEAR    INCOME    ACCOUNTS RESERVES    OF YEAR

YEAR ENDED DEC. 31, 1995
 Valuation account
 deducted from caption
 of which it applies -
 accumulated provision
 for doubtful accounts      $200     $169     $144 (a)  $313 (b)    $200

 Provision for medical
 benefits, injuries
 and damages              $4,671   $5,729   $1,081    $6,799 (c)  $4,682


YEAR ENDED DEC. 31, 1994
 Valuation account
 deducted from caption
 of which it applies -
 accumulated provision
 for doubtful accounts      $203     $243     $148 (a)  $394 (b)    $200

 Provision for medical
 benefits, injuries
 and damages              $4,105   $7,240   $2,757    $9,431 (c)  $4,671


YEAR ENDED DEC. 31, 1993
 Valuation account
 deducted from caption
 of which it applies -
 accumulated provision
 for doubtful accounts      $206     $225     $134 (a)  $362 (b)    $203

 Provision for medical
 benefits, injuries
 and damages              $1,506   $4,302   $3,521    $5,224 (c)  $4,105



(a) Recoveries on accounts previously written off.
(b) Accounts written off.
(c) Claims and damages paid and expenses in connection therewith.



                                    S-1
                             INDEX OF EXHIBITS


EX-3.(ii)   By-Laws of Interstate Power Company as adopted April 20, 1925 and as amended January 26, 1996.

EX-10.a Coal Transloading Agreement between Interstate Power Company and Orba-Johnson Transshipment Company dated December 20, 1995

EX-10.b Coal Transshipment Agreement by and between Interstate Power Company and Orba-Johnson Transshipment Company dated December 20, 1979 (previously physically filed in Form 10-K for the Year Ended December 31, 1979 as EXHIBIT F)

EX-10.c     Interstate Amendment Agreement between Orba-Johnson
            Transshipment Company and Interstate Power Company dated September 1, 1981 (previously physically filed in Form 10-K for the Year Ended December 31, 1981 as EXHIBIT J)

EX-12       Statement re Computation of Ratios

EX-13       The Company's 1995 Annual Report to Stockholders.

EX-23.a     Report of Independent Auditors

EX-23.b     Consent of Independent Auditors

EX-27       Financial Data Schedule

EX-99.a Listing of current material contracts, indentures and other exhibits and identified as having been previously filed with the Commission.

EX-99.b Interstate Power Company Supplemental Retirement Plan as amended and restated November 10, 1995.