Form 10-K/A
period 1995-12-31
INTERSTATE POWER CO
filed 1996-04-29
CIK 51720

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C  20549

                                 FORM 10-K/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of April 1, 1996 the aggregate market value of the voting stock held by non-affiliates of the registrant was $309,643,792.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock.
                                                          Shares Outstanding
                                                            April 1, 1996
     Common Stock Par Value $3.50 Per Share                   9,564,287

     Documents incorporated by reference - portions of the Annual Report to Stockholders for 1995 (Exhibit EX-13) are incorporated by reference in Parts I, II and IV.



                          INTERSTATE POWER COMPANY
                       1995 Form 10-K/A Annual Report
                              Table of Contents

                                                                     Page
                                   Part I

Item 1.   Business                                                     1
             General                                                   1
             Construction Program                                      1
             Electric Operations                                       1
             Sources and Availability of Raw Materials                 2
             Duration and Effect of Electric Patents and Franchises    3
             Electric Seasonal Business                                3
             Working Capital Items                                     3
             Electric Governmental Regulations                         4
             Electric Competitive Conditions                           4
             Other Sources of Power                                    6
             Other Electric Operations                                 7
             Gas Operations                                            7
             Gas Sources and Availability of Raw Materials             8
             Duration and Effect of Gas Patents and Franchises         9
             Gas Seasonal Business                                     9
             Gas Governmental Regulations                              9
             Gas Competitive Conditions                               10
             Dependence of Segment Upon a Single Customer             11
             Research and Development                                 11
             Electric and Magnetic Fields                             11
             Environmental Regulations                                11
             Employees                                                14
             Accounting Matters                                       14
Item 2.   Properties                                                  15
             Electric Properties                                      15
             Generating Stations                                      16
             Gas Properties                                           17
             General Properties                                       17
             Titles                                                   17
Item 3.   Legal Proceedings                                           17
Item 4.   Submission of Matters to a Vote of Security Holders         18

                                   Part II

Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters                                      18
Item 6.   Selected Financial Data                                     18
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      18
Item 8.   Financial Statements and Supplementary Data                 18
Item 9.   Disagreements on Accounting and Financial Disclosure        18

                                  Part III

Item 10.  Executive Officers of the Registrant                        19
Item 11.  Executive Compensation                                      22
Item 12.  Security Ownership of Certain Beneficial Owners and
             Management                                               26
Item 13.  Certain Relationships and Related Transactions              28

                                   Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                              29

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

     Biographical information concerning each of the nominees for re-election and the directors continuing in office is presented on the following pages.

             Nominees For Director For Terms Expiring in 1999
     Class II Directors - Present Terms Expire at 1996 Annual Meeting

     JAMES E. BYRNS, 69, is Chairman and Chief Executive Officer of Custom-Pak, Inc. of Clinton, Iowa, a firm of which he was co-founder in 1974. Mr. Byrns was elected to this position on August 15, 1989. He had been President of that Company since 1980 having served as Executive Vice President from 1974. He was elected to the IPC Board on January 31, 1984. Mr. Byrns is Chairman of the Nominating Committee and is a member of the Audit Committee and the Compensation Committee.

     GERALD L. KOPISCHKE, 64, was elected to the IPC Board effective July 10, 1992. Mr. Kopischke was elected Vice President -Electric Operations on September 1, 1980 and retired from that position on January 1, 1996. He had served as Director of Electrical Engineering prior to being appointed as Vice President. Mr. Kopischke is a member of the Nominating Committee.

                         Other Incumbent Directors
     Class III Directors - Present Terms Expire at 1997 Annual Meeting

     ALAN B. ARENDS, 62, is President of Arends Associates, Inc., of Albert Lea, Minnesota, an employee benefits company which he founded in 1983. Mr. Arends has also taught at both the high school and college levels. He was elected to the IPC Board on August 15, 1993. Mr. Arends is Chairman of the Compensation Committee and is a member of the Audit Committee.

     MICHAEL R. CHASE, 57, was elected to the IPC Board effective January 26, 1996. Mr. Chase replaces Nicholas J. Schrup who passed away on January 16, 1996. Mr. Chase was elected Executive Vice President on July 1, 1995. He had served as Director, Power Generation beginning in 1988 and then Vice President, Power Production on January 1, 1991.

     WAYNE H. STOPPELMOOR, 62, was elected to the IPC Board in July 1986. He was elected President and Chief Executive Officer effective January 1, 1987 and was elected Chairman on May 1, 1990.
     Mr. Stoppelmoor had served as Vice President of Administration beginning in 1978 and then Executive Vice President starting in May 1985. Mr. Stoppelmoor is Chairman of the Executive Committee.

     Class I Directors - Present Terms  Expire at 1998 Annual Meeting

     ALFRED D. CORDES, 64, was elected to the IPC Board on January 1, 1992. He was elected Vice President - District Administration and Public Affairs on May 1, 1990 and retired from that position on July 1, 1995. He has also served as District Manager and Executive Assistant prior to being appointed Vice President - District Administration on January 1, 1986. Mr. Cordes is a member of the Executive Committee and the Nominating Committee.

     JOYCE L. HANES, 63, has been a Director of Midwest Wholesale Inc., Mason City, Iowa since 1970. She was elected Chairman of the Board of that Company in May, 1986 and retired from that position in 1988. She was elected a Director of Interstate Power Company on January 1, 1982. Mrs. Hanes is Chairman of the Audit Committee and is a member of the Executive Committee and the Compensation Committee.

     Certain information regarding executive officers of IPC called for by applicable regulations of the SEC has been furnished in IPC's annual report on Form 10-K for 1995.

     Committees of the IPC Board

     IPC has a standing Executive Committee, present members are Mr. Stoppelmoor, Mr. Cordes, and Mrs. Hanes. Prior to his death, Mr. Schrup was a member of this committee. This committee held two meetings during the year 1995. The functions performed by the Executive Committee include acting on behalf of the IPC Board when necessary between meetings of the full IPC Board.

     IPC has a standing Audit Committee, present members are Mrs. Hanes, Mr. Arends, and Mr. Byrns. The Audit Committee held two meetings during the year 1995. The functions performed were briefly as follows: recommending to the IPC Board the independent auditors to be employed by IPC, reviewing the planned audit scope, reviewing the results of the independent auditors' examination and reporting to the IPC Board the results of such services with recommendations concerning the same.

     IPC has a standing Nominating Committee, present members are Mr. Byrns, Mr. Kopischke, and Mr. Cordes. The Nominating Committee held two meetings in 1995. The committee's function is to make recommendations to the IPC Board for IPC Board member succession, and as to the IPC Board member compensation. While there are no formal procedures, the committee considers nominees brought to its attention by other members of the IPC Board, members of management and shareowners.

     IPC has a standing Compensation Committee, present members are Mr. Arends, Mr. Byrns, and Mrs. Hanes. Prior to his death, Mr. Schrup was a member of this committee. The Compensation Committee's functions are to recommend to the IPC Board the compensation of the CEO and executive officers, the types and nature of employee benefit plans, and to prepare, as required by the Proxy Rules, a Compensation Committee report to be included in the Proxy Statement. The Compensation Committee held one meeting during 1995.

     NOTE: The total number of meetings (of all kinds) of the IPC Board (together with Committee meetings) during the fiscal year 1995 was
     19. All directors with the exception of Mr. Byrns, Mr. Cordes and Mr. Schrup (deceased on January 16, 1996) attended all of the meetings of the IPC Board and committees of the IPC Board on which he or she served. During 1995 Mr. Byrns, Mr. Cordes and Mr. Schrup attended all but one of the total number of IPC Board meetings and Committee meetings on which they served.

     Compensation of Directors

     During the period of January 1, 1995 to March 31, 1995, all directors who were not employees of IPC were paid $8,200.00 per year plus $550.00 for each directors' meeting in which they participated. Also $550.00 was paid each non-employee director for each committee meeting held on a day separate from a scheduled IPC Board meeting while $275.00 was paid for each committee meeting which they attended that was held the same day but not in conjunction with an IPC Board meeting. Effective April 1, 1995, the annual retainer for non-employee directors was increased to $8,500.00 per year. The fees for any regular or special meeting of the IPC Board as well as committee meetings held on non-board meeting days were increased to $600. Fees for committee meetings held on an IPC Board meeting day but not consecutive of that meeting were increased to $300. The meeting and committee fees were for non-employee directors only.

     All directors who were not employees received reimbursement of out-of-pocket expenses incurred in connection with directors' or committee meetings. Each director was included in IPC's group life insurance program.

     Compensation Committee Interlocks and Insider Participation

     The IPC Board accepted the recommendations of the Compensation Committee for the 1995 salaries at the December 8, 1994 IPC Board meeting. The following interlocking and insider positions are required to be disclosed. Mr. Stoppelmoor is an employee of IPC and serves on the Board of Directors of American Trust & Savings Bank. Mr. Schrup (deceased on January 16, 1996) who was on the Board of Directors of American Trust & Savings Bank was the Chairman of IPC's Compensation Committee.


ITEM 11. EXECUTIVE COMPENSATION

     Compensation Committee Report

     The Compensation Committee consists of three members of the IPC Board (Mrs. Hanes and Messrs. Arends and Schrup (deceased January 16, 1996) (Chairman)) none of whom is a current or former officer or employee of IPC.

     Annually, the Committee reviews executive compensation to determine officers' salary levels for the following year. The compensation of the CEO and officers of IPC consists solely of base salary. The base salary levels for IPC's CEO, Mr. Stoppelmoor, and executive officers are competitively set by the Committee compared with the base salary levels of similar position in other companies of similar size and purpose. Also, considered in the salary determination is the individual officer's experience and performance relative to IPC's goals. It is the aim of the Committee to determine salary levels that reward economic value delivered to IPC's shareowners and customers and that attract, motivate, and retain executives of the highest quality. As guidelines in determining the CEO and officer salary levels, the Committee reviews the overall corporate performance (including earnings per share, return on common equity, operating expense, customer service, economic development and management efficiency), the compensation levels of comparable utilities and general industry and the salary recommendation of the Chief Executive Officer of IPC. Of these factors, the Committee accords significant weight to the compensation levels of comparable utilities.

     During the discussion of the overall corporate performance, it was noted that for the 1994 year the earnings, although still low, had increased. The earnings were affected by a combination of unfavorable rate treatment, abnormal weather conditions, purchased power capacity payments, and environmental cleanup costs. Operating efficiencies were improved through a consolidation of operating districts. IPC realized interest savings through the issuance of four series of Pollution Control Refunding Revenue Bonds. There was also implemented a Strategic Planning Study to review the company's current and future long-range goals in order to cut costs of operation.

     To determine equitable CEO and officer salary levels, the Committee reviewed studies on executive compensation in non-manufacturing industries as done by Ernst and Young LLP and the Conference Board, a list of salaries of executives of the major publicly-held companies doing business in Iowa as published by a major Iowa newspaper, and a similar list from the 1994 Edison Electric Institutes Executive Compensation Survey of Chief Executive Officers ("CEOs"), more specifically those companies west of the Mississippi River plus Wisconsin and Illinois that have revenues ranging from $89 million to $540 million. It has been determined that Mr. Stoppelmoor's salary should be aligned to the average total cash compensation of peer CEOs of the utilities surveyed and then internally each officer's salary would be set at a percentage of the CEOs.

     In setting 1995 salaries, the Committee considered the progress made toward corporate goals of company wide cost containment and the establishment of a strong record in the areas of customer service, economic development, and management efficiency. The Committee recommended to the IPC Board executive salaries consistent with the range of average estimated salary increases throughout the comparable-size utility industry. (The Committee's recommendations for 1995 officers' salaries were approved by the IPC Board.)

     In addition, on November 7, 1995 the Committee recommended to the IPC Board, and the IPC Board subsequently adopted, the IPC Change-in-Control Severance Agreements for each of nine of IPC's executive officers, including Messrs. Stoppelmoor, Chase, Hamill and Troy. In determining to recommend such agreements, the Committee concluded that it was in the best interests of IPC and its shareowners to foster the continued employment of key executive personnel. The Committee believes that the IPC Change-in-Control Severance Agreements are an appropriate manner in which to reinforce and encourage the continued attention and dedication of IPC's key executive personnel to their assigned duties without distraction in the face of potentially disturbing circumstances arising from a possible change in control of IPC. The Committee believes that the IPC Change-in-Control Severance Agreements will preserve the interests of shareowners by providing certain financial protections for senior executive officers who represent important assets of IPC's business, thus allowing management objectivity and continuity of operations in the event of, and after, a change in control of IPC.

                          Compensation Committee

     Nicholas J. Schrup, Chairman   Joyce L. Hanes   Alan B. Arends
     (deceased January 16, 1996)

     Performance Graph

                         INTERSTATE POWER COMPANY
        Comparison of Five Year Cumulative Total Return* Among IPC, Standard and Poor's Corporation (S & P) 500 Index & Edison
     Electric Institute (EEI) 100 Index of Investor Owned Electrics**

                                                       EEI 100 INDEX
                    IPC              S & P 500         INVESTOR-OWNED
                 %     AMOUNT       %     AMOUNT         %     AMOUNT
     1991      43.43     143      30.50     131        28.87     129
     1992      (2.45)    140       7.62     140         7.62     139
     1993       4.38     146      10.08     155        11.12     154
     1994     (14.02)    126       1.32     157       (11.57)    136
     1995      50.69     189      37.57     215        31.02     179

     Assumes $100 invested on January 1, 1991 in IPC Common Stock, S & P
     500 Index and EEI 100 Index of Investor Owned Electrics    * Total
     Return Assumes Reinvestment of Dividends  ** Fiscal Year Ending
     December 31.

                                 1990  1991  1992  1993  1994  1995
     Interstate Power Company    $100  $143  $140  $146  $126  $189
     S&P 500 Index               $100  $131  $140  $155  $157  $215
     EEI 100 Index               $100  $129  $139  $154  $136  $179

     Cash Compensation

     There is set forth below certain information concerning all compensation of the CEO and the four most highly compensated executive officers of IPC as to whom the total compensation exceeded $100,000 during the year 1995.

     Summary Compensation Table

                                         Annual Compensation
          Name and                Salary        Other Annual  All Other
      Principal Position    Year    ($)   Bonus Compensation Compensation
             (a)            (b)   (c)(1)   (d)      (e)         (i)(2)

     Wayne H. Stoppelmoor   1995  260,000   0        0           $250
     President & CEO        1994  245,000   0        0           $250
                            1993  242,000   0        0             0

     Gerald L. Kopischke    1995  168,500   0        0           $250
     VP-Electric Operations 1994  160,000   0        0           $250
                            1993  157,000   0        0             0

     Michael R. Chase       1995  138,000   0        0           $250
     VP-Power Production    1994  123,500   0        0           $250
     then Executive VP      1993  118,000   0        0             0
     effective 07-01-95

     Donald E. Hamill       1995  123,000   0        0           $250
     VP-Budgets/Regulatory  1994  118,000   0        0           $250
     Affairs                1993  116,000   0        0             0

     William C. Troy        1995  123,000   0        0           $250
     Controller             1994  118,000   0        0           $250
                            1993  116,000   0        0             0

     (1) Column (c) includes any salary elective deferral pursuant to IPC's 401(k) Plan. The 401(k) Plan is available to all employees.

     (2) Column (i) includes any company matching funds pursuant to IPC's 401(k) Plan. IPC matched $.25 on every dollar deferred by the participant up to a maximum match of $250. The option is available to all employees.




     Compensation Pursuant to Plans

     IPC's Pension Plan covers substantially all employees including officers. Pension Plan benefits depend upon credited service, age at retirement and compensation. At an assumed retirement age of 65, the normal retirement benefit for Pension Plan participants is based on a formula that applies a factor of 1.17% to the participant's average annual compensation for the four highest consecutive years plus a factor of .35% to the participant's average compensation in excess of social security covered compensation multiplied by the number of accredited service years (maximum 35). Optional benefit forms are also available.

     The following table displays the maximum annual retirement benefits payable under the straight life annuity form of pension at the normal retirement age of 65 for specified remunerations and years of service under the Pension Plan provisions in effect December 31, 1995.

     Average Annual
     Compensation For             Estimated Annual Benefits
     4 Highest Paid              For Years of Service Listed
     Consecutive Years    20 Years   25 Years   30 Years   35 Years

     $100,000             $28,586    $35,732    $42,878    $50,025
      125,000              36,186     45,232     54,278     63,325
      150,000              43,786     54,732     65,678     76,625
      175,000 or greater   43,786*    54,732*    65,678*    76,625*
     *1995 maximum allowable by current law.

     For purposes of determining Pension Plan benefits, compensation for each of the individuals listed in the Summary Compensation Table is the same as the amounts set forth in that table. The estimated full years of credited service for benefits at retirement under the Pension Plan for those executive officers listed in the Summary Compensation Table are: Wayne H. Stoppelmoor, 35 years; Gerald L. Kopischke, 35 years; Michael R. Chase, 35 years; Donald E. Hamill, 35 years; and William C. Troy, 25 years.

     In addition to the Pension Plan, the Supplemental Retirement Plan ("SRP") amended in 1995 provides a supplemental retirement benefit for certain officers of IPC who meet Plan requirements. The Plan presently covers the President, all Vice Presidents, the Controller, the Secretary and Treasurer, and the Assistant Secretary and Assistant Treasurer ("certain executive officers"). Benefits begin at the normal retirement date (age 65) or a participant electing early retirement may begin receiving reduced benefits as early as age
     55. For those certain executive officers retiring on or after January 1, 1994, the SRP (1) provides a retirement benefit per month equal to seventy-five percent of the individual's highest average monthly salary for any consecutive 12-month period of employment by Interstate prior to retirement, less the individual's qualified defined benefit retirement plan benefit and less the individual's social security benefit, and (2) provides a survivor benefit. The SRP may be funded in part from the general assets of IPC in addition to the purchase of cost recovery life insurance policies by IPC.

     The following table displays the maximum annual supplemental retirement benefits payable under the straight life annuity form of pension at the normal retirement age of 65 for specified remunerations for the year of retirement under the SRP provisions in effect at December 31, 1995.

     Estimated Annual SRP Benefits For Years of Service Listed

     Final Annual
        Salary      20 Years   25 Years   30 Years   35 Years
       $125,000      $44,364    $35,318    $26,272    $17,225
        150,000       55,514     44,568     33,622     22,675
        175,000       74,264     63,318     52,372     41,425
        200,000       93,014     82,068     71,122     60,175
        225,000      111,764    100,818     89,872     78,925
        250,000      130,514    119,568    108,622     97,675
        275,000      149,264    138,318    127,372    116,425
        300,000      168,014    157,068    146,122    135,175
        325,000      186,764    175,818    164,872    153,925

     IPC has an Amended Deferred Compensation Plan available to officers and non-employee directors and provides for deferral of salaries and fees with accrued interest.

     In 1988, IPC adopted a 401(k) Plan in which all employees of IPC are eligible to participate, subject to meeting Plan eligibility requirements. Under the provisions of this Plan, any eligible employee may elect to direct up to 15% of his or her compensation, as defined in the Plan with a maximum contribution of $9,240 for the year 1995. Any amount so deferred by the employee is exempt from current federal income tax. Directors who are not employees are not eligible to participate in the Plan. To encourage participation in this Plan, IPC contributes to the account of participating employees 25 cents for each one dollar contributed by the employee, up to a maximum Company contribution of $250. Upon retirement from IPC, employees may receive distributions from their account held by the Plan Trustee.

     Other Compensation

     No officer individually or officers as a group received "Other Annual Compensation" of $50,000 or 10% of the salary and bonus reported in the Summary Compensation Table.

     Stock Option and Stock Appreciation Right Plans

     No director or Officer of IPC held any options to purchase securities from IPC or its subsidiary during the year 1995.

     Termination of Employment and Change in Control Arrangements

     IPC has entered into the IPC Severance Agreements with each of nine senior executives of IPC (including Messrs. Stoppelmoor, Chase, Hamill and Troy) which generally provide for certain benefits in the event the executive is terminated or resigns under certain circumstances following a change in control of IPC (as defined in the agreements). The Mergers will constitute a change in control of IPC for purposes of these agreements. For a more complete description of the IPC Severance Agreements, see "The Mergers -- Interests of Certain Persons in the Mergers -- Severance Arrangements."

     Employment Agreements

     Pursuant to the Merger Agreement, it is anticipated that IPC will enter into an employment agreement with Mr. Chase following consummation of the Mergers. See "The Mergers -- Employment
     Agreements."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security Ownership of Certain Beneficial Owners

     IPC represents that as of December 31, 1995, to the best of its knowledge only the following persons or groups owned of record or beneficially more than 5% of the outstanding voting securities of
     IPC:
                                          Amount and Nature
         Name of                            of Beneficial         % of
     Beneficial Owner   Title of Class       Ownership(1)     Ownership(1)

     WPLH               IPC Common Stock      1,903,293           16.6%
     IES                IPC Common Stock      1,903,293           16.6%

     (1) By reason of the Stock Option Agreements, each of WPLH and IES may be deemed to have sole voting and dispositive power with respect to the shares listed above which are subject to their respective Options from IPC and, accordingly, each of WPLH and IES may be deemed to beneficially own all of such shares (assuming exercise of its Option and the nontriggering of the other party's right to exercise its Option for IPC Common Stock). However, each of WPLH and IES expressly disclaim any beneficial ownership of such shares because the Options are exercisable only in certain circumstances. See "The Stock Option Agreements."

     Security Ownership of Management

     The directors and officers of IPC owned of record and beneficially on December 31, 1995 an aggregate of 33,018 shares of IPC Common Stock, representing less than 1% of the shares outstanding.

     IPC represents that as of December 31, 1995, to the best of its knowledge beneficial ownership of shares of each class of equity securities of IPC by all directors and nominees individually, the CEO and certain named executive officers individually, and the directors and officers of IPC as a group is as follows:













                                           Amount and Nature
                            Title of         of Beneficial        % of
     Name of Nominee       of Class(1)     Ownership(2)(3)   Ownership(1)
     Alan B. Arends       IPC Common Stock         957            *
     James E. Byrns       IPC Common Stock       2,831            *
     Michael R. Chase     IPC Common Stock       5,075            *
     Alfred D. Cordes     IPC Common Stock       2,464(4)         *
     Donald E. Hamill     IPC Common Stock       2,192(4)         *
     Joyce L. Hanes       IPC Common Stock       1,652            *
     Gerald L. Kopischke  IPC Common Stock       4,047(4)         *
     Nicholas J. Schrup   IPC Common Stock       1,500            *
     (deceased on January 16, 1996)
     Wayne H. Stoppelmoor IPC Common Stock       4,575(4)         *
     William C. Troy      IPC Common Stock         303(4)         *
     Officers and Directors as a
     group - 15 in group  IPC Common Stock      33,018(4)         *

     * -  less than 1%

     (1) In addition to IPC Common Stock, which is the only class of equity stock of IPC which presently has voting power for the election of directors, IPC also has, as equity securities, outstanding shares of IPC Preferred Stock.

     (2) Information with respect to beneficial ownership based upon information furnished by each officer or director and contained in filings made with the SEC.

     (3) Includes shares in which said director or officer may have an indirect beneficial ownership by reason of the ownership of such shares by their spouses, dependent children or trusts.

     (4) Includes 1,658 shares for Mr. Stoppelmoor, 1,436 shares for Mr. Kopischke, 1,576 shares for Mr. Hamill, 983 shares for Mr. Cordes, 212 shares for Mr. Troy and an aggregate of 11,004 shares for officers and directors. These shares are in IPC's 401(k) Plan as of December 31, 1995.


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

Schedule II:  Valuation and Qualifying Accounts
                    and Provisions                                S-1
















INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS (CONT'D.)

Exhibits filed as part of this report:

EX-3.(ii) By-Laws of Interstate Power Company as adopted April 20, 1925 and as amended January 26, 1996

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

EX-13     The Company's 1995 Annual Report to Stockholders

EX-23.a   Report of Independent Auditors

EX-23.b   Consent of Independent Auditors

EX-27     Financial Data Schedule

EX-99.a Listing of current material contracts, indentures and other exhibits and identified as having been previously filed with the Commission

EX-99.b Interstate Power Company Supplemental Retirement Plan as amended and restated November 10, 1995























                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTERSTATE POWER COMPANY



Date    April 29, 1996                 By /s/ W. H. STOPPELMOOR
                                             (W. H. Stoppelmoor,
                                             President and Chief
                                             Executive Officer)



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




Date   April 29, 1996




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



                                    S-1
                             INDEX OF EXHIBITS


EX-3.(ii)   By-Laws of Interstate Power Company as adopted April 20, 1925 and as amended January 26, 1996

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

EX-13       The Company's 1995 Annual Report to Stockholders

EX-23.a     Report of Independent Auditors

EX-23.b     Consent of Independent Auditors

EX-27       Financial Data Schedule

EX-99.a Listing of current material contracts, indentures and other exhibits and identified as having been previously filed with the Commission

EX-99.b Interstate Power Company Supplemental Retirement Plan as amended and restated November 10, 1995