Form 10-Q
period 1996-03-31
INTERSTATE POWER CO
filed 1996-05-15
CIK 51720

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996

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

                                                         Shares Outstanding
                                                             May 1, 1996

Common Stock Par Value $3.50 Per Share                    9,564,287 Shares


                          INTERSTATE POWER COMPANY
                                 Form 10-Q
                              Table of Contents



Part I - Financial Information

Item 1.  Statements of Income - Three Months Ended                          1
         Balance Sheets - Assets                                            2
         Balance Sheets - Capitalization and Liabilities                    3
         Statements of Cash Flows                                           4
         Summarized Financial Information                                   5
Item 2.  Management's Discussion and Analysis                               6


Part II - Other Information

Item 1.  Legal Proceedings                                                 11
Item 2.  Changes in Securities                                             11
Item 3.  Defaults Upon Senior Securities                                   11
Item 4.  Submission of Matters to a Vote of Security Holders               11
Item 5.  Other Information                                                 11
Item 6.  Exhibits and Reports on Form 8-K                                  12


































                          INTERSTATE POWER COMPANY
                            STATEMENTS OF INCOME

                                                             Three Months
                                                            Ended March 31
                                                            1996      1995
                                                            (In Thousands)
OPERATING REVENUES:
  Electric                                               $ 65,915  $ 63,803
  Gas                                                      21,134    18,962
                                                           87,049    82,765
OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                          14,774    16,840
     Power purchased                                       14,193    12,102
     Cost of gas sold                                      11,473     9,957
     Other operating expenses                              11,712    12,031
  Maintenance                                               3,693     3,440
  Depreciation                                              7,577     7,226
  Income taxes:
     Federal currently payable                              3,961     2,988
     State currently payable                                1,186       893
     Deferred taxes-net                                     1,047     1,225
     Investment tax credit amortization                      (257)     (257)
  Property and other taxes                                  4,550     4,505
          Total operating expenses                         73,909    70,950

OPERATING INCOME                                           13,140    11,815

OTHER INCOME AND DEDUCTIONS                                   478       159

INCOME BEFORE INTEREST CHARGES                             13,618    11,974

INTEREST CHARGES:
  Long-term debt                                            3,646     3,811
  Other interest charges                                      475       488
  Allowance for borrowed funds used during construction       (44)      (82)
          Total interest charges                            4,077     4,217

NET INCOME                                                  9,541     7,757

PREFERRED STOCK DIVIDENDS                                     615       614

NET INCOME AVAILABLE FOR COMMON STOCK                    $  8,926  $  7,143

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                 9,564     9,564

EARNINGS PER COMMON SHARE OUTSTANDING                    $    .93  $    .74

DIVIDENDS PAID PER COMMON SHARE                          $    .52  $    .52




The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY
                               BALANCE SHEETS

                                   ASSETS


                                                 Mar. 31   Dec. 31   Mar. 31
                                                   1996      1995      1995
                                                       (In Thousands)


UTILITY PLANT (at original cost)                $904,742  $901,212  $883,429
  Less accumulated provision for depreciation    409,051   402,685   385,194
     Utility plant - net                         495,691   498,527   498,235


OTHER PROPERTY AND INVESTMENTS                       641       555       477


CURRENT ASSETS:
  Cash and cash equivalents                        1,218     1,537     1,664
  Accounts receivable less reserve                29,559    27,797    24,993
  Inventories - at average cost:
     Fuel                                         11,938    19,332    15,523
     Materials and supplies                        5,762     5,509     5,424
  Prepaid pension cost                             6,203     3,870     5,846
  Prepaid income tax                               6,698     6,690     7,070
  Other prepayments and current assets             1,264       614       818
     Total current assets                         62,642    65,349    61,338


DEFERRED DEBITS:
  Regulatory assets                               11,817    11,889     9,927
  Regulatory assets for deferred income taxes     27,903    27,813    27,686
  Deferred energy efficiency costs                24,089    23,139    18,203
  Unamortized debt expense                         5,864     5,915     6,066
  Other                                            1,460     1,129     1,482
     Total deferred debits                        71,133    69,885    63,364


           TOTAL                                $630,107  $634,316  $623,414













The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY
                               BALANCE SHEETS

                       CAPITALIZATION AND LIABILITIES


                                                 Mar. 31   Dec. 31   Mar. 31
                                                   1996      1995      1995
                                                       (In Thousands)

CAPITALIZATION:
  Common stock, par value $3.50 per share;
     Authorized - 30,000,000 shares; issued
     and outstanding - 9,564,287 in 1996
     and 9,564,287 in 1995                      $ 33,475  $ 33,475  $ 33,475
  Additional paid-in capital                     103,135   103,145   103,127
  Retained earnings                               65,103    61,150    58,063
     Total common equity                         201,713   197,770   194,665
  Preferred stock, par value $50 per share        34,881    34,855    34,777
     Total stockholders' equity                  236,594   232,625   229,442
  Long-term debt                                 188,899   188,880   189,050
     Total capitalization                        425,493   421,505   418,492


CURRENT LIABILITIES:
  Commercial paper payable                        23,150    39,300    22,100
  Long-term debt maturing within one year              0         0    14,000
  Accounts payable                                14,145    11,868    11,179
  Dividends payable - preferred stock                599       599       599
  Payrolls accrued                                 3,028     2,846     2,792
  Taxes accrued                                   20,801    16,758    17,712
  Interest accrued                                 4,323     2,819     4,599
  FERC Order 636 transition costs                  3,000     3,200     4,600
  Other                                            3,764     4,756     4,798
     Total current liabilities                    72,810    82,146    82,379


DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
  Accumulated deferred income taxes               96,663    95,518    89,723
  Accumulated deferred investment tax credits     17,784    18,041    18,812
  Deferred pension cost                            4,900     4,900     4,827
  Accrued postretirement benefit cost              2,904     2,792     3,096
  Environmental clean-up costs                     6,834     6,860     3,679
  Other                                            2,719     2,554     2,406
     Total deferred credits and other non-current
        liabilities                              131,804   130,665   122,543


           TOTAL                                $630,107  $634,316  $623,414





The accompanying Notes to Financial Statements are an integral part of these statements.

                          INTERSTATE POWER COMPANY
                          STATEMENTS OF CASH FLOWS

                                                             Three Months
                                                            Ended March 31
                                                            1996      1995
                                                            (In Thousands)
RECONCILIATION OF NET INCOME TO CASH FLOWS
FROM OPERATING ACTIVITIES:
  Net income                                              $ 9,541   $ 7,757
  Adjustment for non-cash items:
     Depreciation                                           7,577     7,226
     Deferred income taxes                                  1,056     1,331
     Investment tax credit amortization                      (257)     (257)
     Allowance for equity funds used during construction       (0)       (0)
     Deferred pension cost                                      0         0
  Changes in assets and liabilities:
     Accounts receivable - net                             (1,762)   (2,643)
     Fuel                                                   7,397     8,700
     Materials and supplies                                  (253)     (217)
     Accounts payable and other current liabilities         1,350    (1,710)
     Accrued and prepaid taxes                              4,035     2,868
     Interest accrued                                       1,504     1,669
     Other prepayments and current assets                  (2,983)     (710)
     Deferred energy conservation costs                      (950)   (1,242)
     Regulatory assets                                        (44)      787
  Other operating activities                                  287       627
  Cash flows from operating activities                     26,498    24,186

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                               (4,756)   (4,792)
  Allowance for borrowed funds used during construction       (44)      (82)
  Other                                                      (292)     (110)
  Cash flows from investing activities                     (5,092)   (4,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                      0         0
  Retirement of long-term debt                                 (3)       (3)
  Dividends on common and preferred stock                  (5,572)   (5,572)
  Sale of commercial paper - net                          (16,150)  (13,500)
  Cash flows from financing activities                    (21,725)  (19,075)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS:      $  (319)  $   127

CASH AND CASH EQUIVALENTS:
  Beginning of period                                     $ 1,537   $ 1,537
  End of period                                           $ 1,218   $ 1,664

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (net of amount capitalized)                 $ 2,373   $ 2,445
     Income taxes                                         $   910   $    90


The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY



                      Summarized Financial Information

The March 31, 1996 financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1995 Form 10-K/A. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's Form 10-K/A for the year ended December 31, 1995.

In the opinion of the company, the financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to fairly state the results of operations.







































                          INTERSTATE POWER COMPANY
                       PART I - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis

The company's results of operations and financial condition are affected by numerous factors, including weather, sales, and the amount of changes in customer rates. The dividend of $2.08 per share annually and $0.52 per quarter has been maintained.

EARNINGS PER SHARE for the first quarter of 1996 were $0.93 compared to $0.74 for the corresponding period in 1995. Major contributors to the improved earnings were increased electric and gas sales due to colder weather, and rate increases in the Iowa electric, Iowa gas and Minnesota gas jurisdictions.

The ELECTRIC MARGIN (revenue less cost of fuel and purchased power) for the first quarter of 1996 was $36.9 million compared to $34.9 million for the first quarter of 1995. The electric margin for the first quarter of 1996 reflects a 4.7% increase in residential sales, and a $6.6 million annual electric rate increase which became effective June 29, 1995.

                                   Three Months Ended March 31
ELECTRIC SALES (Mwh)              1996          1995     % Change
     Residential                 281,350       268,769       4.7
     Commercial                  188,455       187,415       0.6
     Industrial                  774,179       768,701       0.7
     Interchange                  37,183         4,973       N/A
     Sales for Resale             61,022        64,049      (4.7)
     Other                        15,663        15,537       0.8
       Total Electric Sales    1,357,852     1,309,444       3.7

The 4.7% increase in sales to residential customers is primarily a result of cold weather this year. Residential electric heat usage was up 8.9%. Sales to commercial and industrial customers, which are less weather sensitive, increased 0.6% and 0.7%, respectively. The 4.7% decline in sales for resale is primarily attributable to reduced non-firm sales to one municipal resale customer. The higher interchange sales reflect the increased power marketing activities resulting in long-distance transmission of electric power, a trend which is expected to continue.

                                   Three Months Ended March 31
ELECTRIC REVENUES (000'S)         1996          1995     % Change
     Residential                  20,052        19,185       4.5
     Commercial                   11,864        11,760       0.9
     Industrial                   28,635        28,235       1.4
     Interchange                     727           106       N/A
     Sales for Resale              2,065         2,188      (5.6)
     Other                         2,572         2,329      10.4
       Total Electric Revenues    65,915        63,803       3.3

The increase in residential, commercial and industrial electric revenues for the first quarter of 1996 compared to 1995 was due to the Iowa electric rate increase effective June 29, 1995, and the increase in residential kwh sales. The rate increase contributed approximately $0.04 per share to improved earnings and increased residential sales contributed approximately $0.03 per share. The increase in interchange sales did not significantly affect the electric margin nor net income, as the margin on such sales applicable to the Iowa jurisdiction is flowed back to customers through the fuel adjustment clause.

The GAS MARGIN (revenue less purchased gas) for the first quarter of 1996 was $9.7 million compared to $9.0 million for the same period in 1995. Factors in the improved gas margin include the increased temperature sensitive sales to residential and commercial customers, and rate increases in the Iowa and Minnesota gas jurisdictions. Interim Iowa gas rates in an annual amount of $1.3 million were implemented October 20, 1995, while interim Minnesota gas rates in an annual amount of $1.5 million were implemented June 30, 1995.
The Iowa and Minnesota gas rates increases contributed $0.5 million and $0.7 million, respectively, to the first quarter of 1996 gas margin.

COST OF GAS SOLD increased $1.5 million, or 15.2%, during the first quarter of 1996 compared to the same period in 1995 primarily due to the 7.4% increase in volumes sold and a 3.7% increase in the unit cost of gas due to colder weather.

                                  Three Months Ended March 31
GAS DELIVERIES (MMcf)            1996          1995      % Change
     Residential                   2,484         2,231      11.3
     Commercial                    1,403         1,275      10.0
     Industrial                      387           467     (17.1)
     Other                             5            11       N/A
        Total Gas Sales            4,279         3,984       7.4
     Gas Transportation            6,701         6,616       1.3
        Total Gas Deliveries      10,980        10,600       3.6

The increase in residential and commercial gas sales is mainly a result of 11.4% colder temperatures in 1996. Although industrial sales were down, volumes transported to industrial customers increased, resulting in total industrial deliveries of approximately the same level for the first quarter of 1996 and the first quarter of 1995.

                                  Three Months Ended March 31
GAS REVENUES (000's)             1996          1995      % Change
     Residential                 $12,496       $11,053      13.1
     Commercial                    6,441         5,657      13.9
     Industrial                    1,482         1,587      (6.6)
     Other                            49            59       N/A
        Total Gas Sales Revenues  20,468        18,356      10.3
     Gas Transportation              666           607       9.7
        Total Gas Revenues       $21,134       $18,963      11.5

The increase in residential and commercial revenues is primarily a result of increased sales due to colder temperatures. The rate increases contributed approximately $0.075 per share to improved earnings and increased residential sales contributed approximately $0.03 per share. Revenue from retail industrial sales decreased mainly as a result of the decreased sales. There have been no significant developments concerning FERC Order 636 transition costs since the company's discussion of this matter in the 1995 Annual Report to Stockholders.

ACCOUNTS RECEIVABLE were $29.6 million at March 31, 1996 compared to $27.8 million at December 31, 1995 and $25.0 million at March 31, 1995. The increase was mainly due to the colder weather which resulted in higher revenues, and the electric and gas rate increases implemented in 1995.

FUEL FOR ELECTRIC GENERATION decreased $2.1 million, or 12.3%, in the first quarter of 1996 compared to the same period in 1995. The decrease was due to a 7.3% reduction in kilowatt-hours generated by the company. The cost of gas used for generation decreased $1.0 million compared to last year. Greater quantities of gas were burned at the Fox Lake Power Plant during the first quarter of 1995 due to lower gas costs. In 1995, the company entered into new coal supply agreements which are estimated to reduce 1996 prices over 7.0% compared to 1995 prices.

PURCHASED POWER EXPENSE increased $2.1 million, or 17.3%, during the first quarter of 1996 compared to 1995. This increase is primarily a result of the 27.2% increase in Kwh's. Capacity charges included in purchased power expense were $5.8 million for both the first quarter of 1996 and the first quarter of 1995. During the first quarter of 1996, the company realized revenues of $30,000 and transmission service expenses of $44,000 under the intra-pool transmission service fee requirement of the MAPP Agreement.

OTHER OPERATING EXPENSE included merger related expense of approximately $0.2 million during the first quarter of 1996. Expenses totaled approximately $1.5 million for the twelve months ended March 31, 1996. See ITEM 5, OTHER INFORMATION for details concerning the merger.

DEPRECIATION EXPENSE increased by $0.4 million or 4.9%. This is primarily due to increased investment in utility plant and increased depreciation rates approved by the Minnesota Public Utilities Commission in September 1995.

Total INCOME TAX EXPENSE increased approximately $1.1 million during the first quarter of 1996 compared to the first quarter of 1995 mainly due to higher income. Net income before taxes was $15.5 million for the first quarter of 1996 compared to $12.6 million for the same period in 1995.

OTHER INCOME for the first quarter of 1996 includes $0.4 million of energy efficiency carrying costs and curtailment credits compared to $0.3 million for the same period in 1995. The increase is primarily due to an increase in the total amount of demand side management (DSM) costs ($24.1 million at March 31, 1996 compared to $18.2 million at March 31, 1995). The 1991 and 1992 DSM costs are being recovered over a four year period beginning in October 1994. The company filed an application with the Iowa Utilities Board
(IUB) on April 30, 1996 for recovery of the 1993, 1994 and 1995 DSM costs. The application seeks recovery of an annual amount of $7.3 million over a four year period. The IUB is expected to issue a final order by October 31, 1996.

INTEREST ON LONG-TERM DEBT decreased approximately $0.2 million during the first quarter of 1996 compared to the same period in 1995. On May 1, 1995, $14,000,000 of 4 5/8% Series First Mortgage Bonds were retired.

OTHER INTEREST EXPENSE decreased approximately $13,000 primarily due to interest on short-term borrowings. Short-term interest expense was $429,000 for the first quarter of 1996 compared to $448,000 for the first quarter of 1995. The average outstanding balance of short-term borrowings during the first quarter of 1996 was $30.3 million compared to $29.9 million during the first quarter of 1995. Interest rates for the first quarter of 1996 averaged 5.6% compared to 6.0% in 1995.

AVERAGE TEMPORARY INVESTMENTS during the first quarter of 1996 were $2.9 million compared to $1.9 million in 1995. The average interest rate was 5.4% in the first quarter of 1996 compared to 5.7% in 1995.

FUEL INVENTORIES were $11.9 million at March 31, 1996, compared to $19.3 million at December 31, 1995 and $15.5 million at March 31, 1995. The decline in inventories from December 31st is primarily due to normal seasonal draw-down of coal supplies during the winter when the river is closed to barge traffic.

CONSTRUCTION EXPENDITURES totaled $4.8 million during both the first quarter of 1996 and the first quarter of 1995. There were no major individual construction projects during the first quarter of 1996. Construction work in progress as of March 31, 1996 totalled $3.9 million compared to $8.4 million at March 31, 1995. The 1996 and 1997 construction programs are estimated to be $32 million and $36 million, respectively.

The company does not anticipate any public offerings for new debt or new stock in the next two years, other than for re-establishing the Dividend Reinvestment Program whereby new shares will be purchased on the open market, beginning either in the second or third quarter of 1996.

In 1993 the company adopted Statement of Financial Accounting Standards
(SFAS) 106, "EMPLOYER'S ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS". Under the provisions of SFAS 106, the estimated future cost of providing postretirement benefits will be accrued during the employees' service periods. The Iowa Utilities Board has allowed the company to recover SFAS 106 costs in its Iowa gas rates effective May 1993 and Iowa electric rates effective October 1993. As of March 31, 1996, the company has deferred approximately $2.1 million of SFAS 106 costs applicable to its Minnesota jurisdiction pending approval of the company's request for recovery of the costs in rate increase applications filed in 1995.

The company filed an Iowa electric rate increase application in March 1995. The application requested an annual increase of $13.1 million. Interim rates in an annual amount of $7.1 million were placed in effect on June 29, 1995, subject to refund. A December 1995 Iowa Utilities Board (IUB) Order allowed an annual increase of $6.6 million, including a return on common equity of 11.35%. The company's original rate increase request included a return on common equity (ROE) and a management efficiency reward which totaled 13.25%. The IUB allowed a ROE of 11.35% and no efficiency reward. The lower ROE granted will not have a significant adverse impact on operating results. Revenues collected in excess of the Board's ordered level in the amount of approximately $270,000 were refunded in April 1996.

The company filed a Minnesota electric rate increase application with the Minnesota Public Utilities Commission (MPUC) in June 1995. The application requested an annual increase of $4.6 million (later adjusted by the company to $3.3 million). The proposed tariffs include a seasonal rate mechanism similar to that used in the State of Iowa. Interim rates were not requested. On March 8, 1996 the MPUC received the report of the Administrative Law Judge
(ALJ) hearing the case. The ALJ recommended a $2.3 million revenue increase. The major component of the $1.0 million reduction in revenue requirements is the disallowance of the Minnesota portion of 100 MW of purchased power contracts. The disallowance is similar to a ruling in a previous rate case, thus, is not expected to have any additional material adverse impact on the company's financial condition. On April 10, 1996 the Commission issued an order allowing an increase in electric rates of $2.3 million. On April 26, 1996, the company filed for reconsideration of the purchased power disallowance by the Commission. The Commission is expected to respond to the request before the end of the third quarter of 1996.

The company filed an Iowa gas rate increase application in August 1995. The application requested an annual increase of $2.2 million. Interim rates in an annual amount of $1.3 million were placed in effect on October 20, 1995, subject to refund. The IUB Order dated February 21, 1996, approved the $1.1 million increase in revenue requirements for the company's Iowa gas jurisdiction. The increase represents a 3.5% increase in rates to Iowa gas customers. Iowa gas rates implemented in October 1995 did not include recovery of any future investigative or remediation costs to be incurred in the clean-up of former manufactured gas plants. The company anticipates that future investigation and remediation costs applicable to the Iowa jurisdiction, if required, will be recovered from customers after a rate filing.

The company filed a Minnesota gas rate increase application in May 1995. The application requested an annual increase of $2.4 million, including a return on common equity of 11.75%. Interim rates in an annual amount of $1.5 million were placed in effect in June 1995, subject to refund. A MPUC Order issued February 29, 1996 allowed an annual increase of $2.1 million and a return on common equity of 10.75%. On March 20, 1996 the Minnesota Department of Public Service and the Office of the Attorney General both requested reconsideration of the MPUC Order. The $2.1 million increase in revenues included in the MPUC Order represented a 24% increase in rates for Minnesota gas customers. The return on equity granted by the MPUC (10.75%) is lower than expected, however, it is within a reasonable range and the lower rate will not have a material adverse impact on the company's financial condition. Final resolution of the MPUC Order is expected in 1996.

The company's potential liability for coal tar waste at former manufactured gas plant sites was discussed in the 1995 Annual Report to Stockholders.
With regard to the nine sites, clean-up has been completed at one site and ground water monitoring will continue for at least one more year. At another site, remediation of the site will begin in May 1996. For the remainder of the other seven sites, testing and soil sampling are continuing, but the company is unable to determine what, if any, remediation will be necessary until a later date.

                          INTERSTATE POWER COMPANY
                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to the 1995 Form 10-K/A Item 3 for certain pending legal proceedings. Reference is also made to the Management Discussion and Analysis included herein. Other than these items, there are no material pending legal proceedings, or proceedings known to be contemplated by governmental authorities, other than ordinary routine litigation incidental to the business, to which the company is a party or of which any of the company's property is the subject.

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

ITEM 5.   OTHER INFORMATION

          Proposed Merger

          The Company, IES Industries Inc. ("IES"), and WPL Holdings, Inc. ("WPLH") have entered into an Agreement and Plan of Merger ("Merger Agreement"), dated November 10, 1995, providing for: a) the Company becoming a wholly-owned subsidiary of WPLH, and b) the merger of IES with and into WPLH, which will result in the combination of IES and WPLH as a single holding company (collectively, the "Proposed Merger"). The new holding company will be named Interstate Energy Corp. ("Interstate Energy"). The Proposed Merger, which will be accounted for as a pooling of interests, is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The corporate headquarters of Interstate Energy will be in Madison, Wisconsin.

          The business of Interstate Energy will consist of utility operations and various non-utility enterprises. The utility subsidiaries currently serve approximately 870,000 electric customers and 360,000 natural gas customers in Iowa, Illinois, Minnesota and Wisconsin.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EX-27     Financial Data Schedule (required for electronic
                         filing only in accordance with Item 601(c)(1) of Regulation S-K).

          (b)  No reports were filed on Form 8-K.







































                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Interstate Power Company
                                                 (Registrant)


Date     May 15, 1996                             /s/  W. C. Troy
                                               W. C. Troy, Controller
                                            (Duly Authorized Officer and
                                            Principal Accounting Officer)