Form 10-Q
period 1996-06-30
INTERSTATE POWER CO
filed 1996-08-13
CIK 51720

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996

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

                                                         Shares Outstanding
                                                           August 1, 1996

Common Stock Par Value $3.50 Per Share                    9,597,400 Shares






                          INTERSTATE POWER COMPANY
                                  Form 10-Q
                              Table of Contents



Part I - Financial Information

Item 1.  Statements of Income - Three Months Ended                          1
         Statements of Income - Six Months Ended                            2
         Balance Sheets - Assets                                            3
         Balance Sheets - Capitalization and Liabilities                    4
         Statements of Cash Flows                                           5
         Summarized Financial Information                                   6
         Notes to Financial Statements                                      6
Item 2.  Management's Discussion and Analysis                               7


Part II - Other Information

Item 1.  Legal Proceedings                                                 14
Item 2.  Changes in Securities                                             14
Item 3.  Defaults Upon Senior Securities                                   14
Item 4.  Submission of Matters to a Vote of Security Holders               14
Item 5.  Other Information                                                 14
Item 6.  Exhibits and Reports on Form 8-K                                  15



                          INTERSTATE POWER COMPANY
                            STATEMENTS OF INCOME
                                 (Unaudited)

                                                            Three Months
                                                            Ended June 30
                                                          1996        1995
                                                           (In Thousands)
OPERATING REVENUES:
  Electric                                              $ 67,021    $ 65,085
  Gas                                                      9,277       6,969
                                                          76,298      72,054
OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                         14,167      15,778
     Power purchased                                      16,787      15,061
     Cost of gas sold                                      5,112       3,874
     Other operating expenses                             13,706       6,943
  Maintenance                                              4,740       3,802
  Depreciation                                             7,599       7,261
  Income taxes:
     Federal currently payable                               993       2,051
     State currently payable                                 304         620
     Deferred taxes-net                                    1,410       1,801
     Investment tax credit amortization                     (257)       (257)
  Property and other taxes                                 4,088       4,240
          Total operating expenses                        68,649      61,174

OPERATING INCOME                                           7,649      10,880

OTHER INCOME AND DEDUCTIONS                                  236      (2,836)

INCOME BEFORE INTEREST CHARGES                             7,885       8,044

INTEREST CHARGES:
  Long-term debt                                           3,647       3,703
  Other interest charges                                     369         593
  Allowance for borrowed funds used during construction      (58)       (117)
          Total interest charges                           3,958       4,179

NET INCOME                                                 3,927       3,865

PREFERRED AND PREFERENCE STOCK DIVIDENDS                     616         614

NET INCOME AVAILABLE FOR COMMON STOCK                   $  3,311    $  3,251

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                9,568       9,564

EARNINGS PER COMMON SHARE OUTSTANDING                   $    .34    $    .34

DIVIDENDS PAID PER COMMON SHARE                         $    .52    $    .52


The accompanying Notes to Financial Statements are an integral part of these statements.



                          INTERSTATE POWER COMPANY
                            STATEMENTS OF INCOME
                                 (Unaudited)

                                                             Six Months
                                                            Ended June 30
                                                          1996        1995
                                                           (In Thousands)
OPERATING REVENUES:
  Electric                                              $132,936    $128,887
  Gas                                                     30,411      25,932
                                                         163,347     154,819
OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                         28,941      32,618
     Power purchased                                      30,980      27,163
     Cost of gas sold                                     16,585      13,831
     Other operating expenses                             25,418      18,974
  Maintenance                                              8,433       7,242
  Depreciation                                            15,175      14,487
  Income taxes:
     Federal currently payable                             4,954       5,039
     State currently payable                               1,490       1,513
     Deferred taxes-net                                    2,457       3,026
     Investment tax credit amortization                     (514)       (514)
  Property and other taxes                                 8,638       8,745
          Total operating expenses                       142,557     132,124

OPERATING INCOME                                          20,790      22,695

OTHER INCOME AND DEDUCTIONS                                  713      (2,677)

INCOME BEFORE INTEREST CHARGES                            21,503      20,018

INTEREST CHARGES:
  Long-term debt                                           7,293       7,514
  Other interest charges                                     844       1,081
  Allowance for borrowed funds used during construction     (102)       (199)
          Total interest charges                           8,035       8,396

NET INCOME                                                13,468      11,622

PREFERRED AND PREFERENCE STOCK DIVIDENDS                   1,231       1,228

NET INCOME AVAILABLE FOR COMMON STOCK                   $ 12,237    $ 10,394

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                9,566       9,564

EARNINGS PER COMMON SHARE OUTSTANDING                   $   1.28    $   1.08

DIVIDENDS PAID PER COMMON SHARE                         $   1.04    $   1.04


The accompanying Notes to Financial Statements are an integral part of these statements.



                          INTERSTATE POWER COMPANY
                               BALANCE SHEETS
                                   ASSETS
                                 (Unaudited)


                                                 June 30   Dec. 31   June 30
                                                   1996      1995      1995
                                                       (In Thousands)


UTILITY PLANT (at original cost)                $912,840  $901,212  $889,535
  Less accumulated provision for depreciation    416,090   402,685   390,739
     Utility plant - net                         496,750   498,527   498,796


OTHER PROPERTY AND INVESTMENTS                       460       555       546


CURRENT ASSETS:
  Cash and cash equivalents                        1,324     1,537     1,301
  Accounts receivable less reserve                27,298    27,797    24,684
  Inventories - at average cost:
     Fuel                                         13,926    19,332    18,858
     Materials and supplies                        5,955     5,509     6,101
  Prepaid pension cost                             5,425     3,870     4,990
  Prepaid income tax                               6,804     6,690     6,407
  Other prepayments and current assets               514       614     1,577
     Total current assets                         61,246    65,349    63,918


DEFERRED DEBITS:
  Regulatory assets                               11,263    11,889    15,109
  Regulatory assets for deferred income taxes     27,993    27,813    27,902
  Deferred energy efficiency costs                26,058    23,139    19,674
  Unamortized debt expense                         5,813     5,915     6,016
  Other                                              883     1,129     1,641
     Total deferred debits                        72,010    69,885    70,342


           TOTAL                                $630,466  $634,316  $633,602


The accompanying Notes to Financial Statements are an integral part of these statements.




                          INTERSTATE POWER COMPANY
                               BALANCE SHEETS
                       CAPITALIZATION AND LIABILITIES
                                 (Unaudited)


                                                 June 30   Dec. 31   June 30
                                                   1996      1995      1995
                                                       (In Thousands)

CAPITALIZATION:
  Common stock, par value $3.50 per share;
     Authorized - 30,000,000 shares; issued
     and outstanding - 9,595,028 in 1996
     and 9,564,287 in 1995                      $ 33,583  $ 33,475  $ 33,475
  Additional paid-in capital                     103,970   103,145   103,118
  Retained earnings                               63,440    61,150    56,340
     Total common equity                         200,993   197,770   192,933
  Preferred stock, par value $50 per share        34,909    34,855    34,802
     Total stockholders' equity                  235,902   232,625   227,735
  Long-term debt                                 171,918   188,880   189,068
     Total capitalization                        407,820   421,505   416,803


CURRENT LIABILITIES:
  Commercial paper payable                        29,700    39,300    46,750
  Long-term debt maturing within one year         17,000         0         0
  Accounts payable                                15,309    11,868    11,005
  Dividends payable - preferred stock                599       599       599
  Payrolls accrued                                 3,153     2,846     2,872
  Taxes accrued                                   15,145    16,758    15,423
  Interest accrued                                 2,824     2,819     2,827
  FERC Order 636 transition costs                  2,600     3,200     4,100
  Other                                            2,924     4,756     4,550
     Total current liabilities                    89,254    82,146    88,126


DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
  Accumulated deferred income taxes               98,269    95,518    91,462
  Accumulated deferred investment tax credits     17,527    18,041    18,555
  Deferred pension cost                            4,900     4,900     4,827
  Accrued postretirement benefit cost              2,792     2,792     2,945
  Environmental clean-up costs                     6,834     6,860     8,352
  Other                                            3,070     2,554     2,532
     Total deferred credits and other non-current
        liabilities                              133,392   130,665   128,673


           TOTAL                                $630,466  $634,316  $633,602


The accompanying Notes to Financial Statements are an integral part of these statements.




                          INTERSTATE POWER COMPANY
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                            Six Months
                                                           Ended June 30
                                                           1996      1995
                                                           (In Thousands)
RECONCILIATION OF NET INCOME TO CASH FLOWS
FROM OPERATING ACTIVITIES:
  Net income                                             $13,468   $11,622
  Adjustment for non-cash items:
     Depreciation                                         15,175    14,487
     Deferred income taxes                                 2,571     2,853
     Investment tax credit amortization                     (514)     (514)
     Allowance for equity funds used during construction      (3)       (0)
  Changes in assets and liabilities:
     Accounts receivable - net                               499    (2,335)
     Fuel                                                  5,412     5,367
     Materials and supplies                                 (446)     (893)
     Accounts payable and other current liabilities        1,971    (2,393)
     Accrued and prepaid taxes                            (1,726)    1,242
     Interest accrued                                          5      (103)
     Other prepayments and current assets                 (1,456)     (613)
     Rate refund payable                                    (256)        0
     Deferred energy conservation costs                   (2,919)   (2,713)
     Regulatory assets                                       420        63
  Other operating activities                               1,207       876
  Cash flows from operating activities                    33,408    26,946

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                             (13,624)  (12,642)
  Allowance for borrowed funds used during construction     (102)     (199)
  Other                                                      (99)     (341)
  Cash flows from investing activities                   (13,825)  (13,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                   953         0
  Retirement of long-term debt                                (5)  (14,006)
  Dividends on common, preferred and preference stock    (11,144)  (11,144)
  Sale of commercial paper - net                          (9,600)   11,150
  Cash flows from financing activities                   (19,796)  (14,000)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS:     $  (213)  $  (236)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                    $ 1,537   $ 1,537
  End of period                                          $ 1,324   $ 1,301

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (net of amount capitalized)                $ 7,804   $ 8,460
     Income taxes                                        $ 7,911   $ 3,073


The accompanying Notes to Financial Statements are an integral part of these statements.


                          INTERSTATE POWER COMPANY


                      Summarized Financial Information

The June 30, 1996 financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1995 Form 10-K/A. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's Form 10-K/A for the year ended December 31, 1995.

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


COMPARISON OF THE QUARTERS ENDED JUNE 30, 1996 AND 1995

EARNINGS PER SHARE were $0.34 for the second quarter of 1996 and the same for the second quarter of 1995. Net income for the second quarter of both years was $3.9 million.

The ELECTRIC MARGIN (revenue less cost of fuel and purchased power) for the second quarter of 1996 was $36.1 million compared to $34.2 million for the second quarter of 1995. The increase in the electric margin resulted mainly from a $6.6 million annual electric rate increase in Iowa which became effective June 29, 1995.

                                         Three Months Ended June 30
ELECTRIC SALES (Mwh)                    1996         1995      % Change
Residential                            228,791      227,309       0.7
Commercial                             164,200      166,222      (1.2)
Industrial                             796,341      812,426      (2.0)
Interchange                             93,899       13,083       N/A
Sales for Resale                        45,857       58,377     (21.4)
Other                                   13,713       13,938      (1.6)
  Total Electric Sales               1,342,801    1,291,355       4.0

Residential sales remained almost identical to 1995. We experienced greater than normal sales in May due to electric heating while air conditioning sales during June were down due to cooler than normal temperatures. The higher interchange sales reflected the increased power marketing activities resulting in long-distance transmission of electric power, a trend which is expected to continue. The decrease in sales for resale was due to termination of a contract by a municipal customer effective April 30, 1996.

                                         Three Months Ended June 30
ELECTRIC REVENUES (000's)               1996         1995      % Change
Residential                            $17,922      $17,470       2.6
Commercial                              11,556       11,395       1.4
Industrial                              31,499       31,271       0.7
Interchange                              1,334          256       N/A
Sales for Resale                         2,036        2,467     (17.5)
Other                                    2,674        2,225      20.2
  Total Electric Revenues              $67,021      $65,084       3.0

The increase in residential, commercial and industrial electric revenues for the second quarter of 1996 compared to 1995 was mainly due to the Iowa electric rate increase effective June 29, 1995. Although interchange revenues increased this quarter, neither the electric margin or net income were affected, as the margin on interchange sales applicable to the Iowa jurisdiction is flowed back to customers through the fuel adjustment clause. The decrease in resale revenues relates to the reduced sales discussed above.

The GAS MARGIN (revenue less purchased gas) for the second quarter of 1996 was $4.2 million compared to $3.1 million for the same period in 1995. Factors in the improved gas margin included the increased temperature sensitive sales to residential and commercial customers, and rate increases in the Iowa and Minnesota gas jurisdictions. Interim Iowa gas rates in an annual amount of $1.3 million were implemented October 20, 1995, while interim Minnesota gas rates in an annual amount of $1.5 million were implemented June 30, 1995.

The COST OF GAS SOLD increased $1.2 million, or 32.0%, during the second quarter of 1996 compared to the same period in 1995 primarily due to the increase in sales. Also, 1995 gas costs were lower due to a pipeline rate refund in June 1995 and favorable prices resulting from a mild 1994-1995 heating season.

                                         Three Months Ended June 30
GAS DELIVERIES (MMcf)                 1996          1995        % Change
Residential                             929           823         12.9
Commercial                              525           465         12.9
Industrial                              225           209          7.7
Other                                    11            21          N/A
  Total Gas Sales                     1,690         1,518         11.3
Gas Transportation                    6,309         6,437         (2.0)
  Total Gas Deliveries                7,999         7,955          0.6

The increase in residential and commercial gas sales was primarily a result of more heating sales during the second quarter of 1996. The decrease in transportation was mainly attributable to reduced deliveries to three major industrial customers.

                                         Three Months Ended June 30
GAS REVENUES $ (000's)                 1996          1995       % Change
Residential                          $ 5,267       $ 4,004        31.5
Commercial                             2,461         1,765        39.4
Industrial                               853           516        65.3
Other                                     60            54         N/A
  Total Gas Sales Revenues             8,641         6,339        36.2
Gas Transportation                       636           630         1.0
  Total Gas Revenues                 $ 9,277       $ 6,969        33.1

The increase in revenues was primarily due to increased residential and commercial sales in the second quarter of 1996 compared to 1995 and to rate increases in the Iowa and Minnesota gas jurisdictions. Interim Iowa and Minnesota gas rate increases contributed $251,000 and $231,000, respectively, during the second quarter of 1996. Second quarter of 1995 revenues reflected a $0.8 million pipeline rate refund which was passed through to customers in June 1995.

ACCOUNTS RECEIVABLE were $27.3 million at June 30, 1996 compared to $24.7 million at June 30, 1995. The increase was mainly due to increased gas sales which resulted in higher revenues, and the electric and gas rate increases implemented in 1995.

FUEL FOR ELECTRIC GENERATION decreased $1.6 million, or 10.2%, during the second quarter of 1996 compared to the same period in 1995. The decrease was due to a 6.7% reduction in kilowatt-hours generated by the company. The cost of gas used for generation decreased $0.8 million compared to last year. Also, the cost of coal decreased $0.5 million compared to last year as a result of the company entering into new coal supply agreements in 1995.

PURCHASED POWER EXPENSE increased $1.7 million, or 11.5%, during the second quarter of 1996 compared to 1995. This increase was primarily a result of the 20.4% increase in Kwh's. Capacity charges included in purchased power expense were $7.0 million for both the second quarter of 1996 and the second quarter of 1995. During the second quarter of 1996, the company realized revenues of $68,000 and transmission service expenses of $79,000 under the intra-pool transmission service fee requirement of the MAPP Agreement which was effective May 1, 1995. Second quarter of 1995 revenues and transmission service expenses were $17,000 and $12,000, respectively.

OTHER OPERATING EXPENSE, excluding accounting entries complying with the Minnesota Public Utilities Commission (MPUC) deferred accounting order, increased $1.4 million for the second quarter of 1996 compared to 1995. The increase included approximately $0.3 million of air emission fees, $0.3 million in legal fees for manufactured gas plant insurance recovery and $0.2 million of FASB 106 costs incurred for the Minnesota jurisdiction. Reserve for injuries and damages expense increased approximately $0.2 million due to an unusual reduction in the second quarter of 1995 resulting from reevaluation of potential liability. Also contributing to the increase were merger related expenses of approximately $0.1 million in the second quarter of 1996. See ITEM 5, OTHER INFORMATION, for details concerning the merger.

The reduction in other operating expense in 1995 and the increase in miscellaneous other deductions in 1995 was primarily attributable to accounting entries made upon receipt of an order issued by the Minnesota Public Utilities Commission (MPUC). The MPUC order granted the company permission to accumulate post-July 11, 1994 environmental clean-up expenditures related to the Albert Lea and Rochester coal tar sites in a deferred debit account. The rate order, issued on February 29, 1996, granted the company permission to seek recovery from gas customers in a rate proceeding. On August 1, 1996, the Office of the Attorney General and the Department of Public Service filed a joint appeal of the Commission's order to the Minnesota Court of Appeals.

MAINTENANCE EXPENSE increased $0.9 million during the second quarter of 1996 compared to the same period in 1995. The second quarter 1996 expense increase included approximately $0.8 million for scheduled maintenance at three of the companies steam generating stations. In addition, 1995 costs were down as a result of a reduction in contract maintenance.

DEPRECIATION EXPENSE increased by $0.3 million or 4.7% for the second quarter of 1996 compared to the second quarter of 1995. This was primarily due to increased investment in utility plant and increased depreciation rates approved by the MPUC in September 1995. On July 9, 1996, the company filed an application with the MPUC for approval to change depreciation rates in 1996. The MPUC is expected to issue an order in the third quarter of 1996.

Total INCOME TAX EXPENSE increased approximately $0.4 million during the second quarter of 1996 compared to the second quarter of 1995. The increase was mainly due to higher income before taxes. The company is currently under audit by the IRS for the years 1992, 1993, and 1994.

OTHER INCOME, excluding accounting entries complying with the MPUC deferred accounting order, included $0.4 million of energy efficiency carrying costs and curtailment credits compared to $0.3 million for the same period in 1995. The increase was primarily due to an increase in the total amount of demand side management (DSM) costs ($26.1 million at June 30, 1996 compared to $19.7 million at June 30, 1995). The 1990, 1991 and 1992 DSM costs are being recovered over a four year period beginning in October 1994. The company filed an application with the Iowa Utilities Board (IUB) on April 30, 1996 for recovery of the 1993, 1994 and 1995 DSM costs. The application seeks recovery of an annual amount of $7.3 million over a four year period. The IUB is expected to issue a final order by October 31, 1996.

OTHER INTEREST EXPENSE decreased approximately $224,000 for the second quarter of 1996 compared to the same period of 1995 primarily due to interest on short-term borrowings. The average outstanding balance of short-term borrowings during the second quarter of 1996 was $24.7 million compared to $35.3 million during the second quarter of 1995. Interest rates for the second quarter of 1996 averaged 5.43% compared to 6.07% in 1995.

AVERAGE TEMPORARY INVESTMENTS during the second quarter of 1996 were $1.9 million compared to $1.4 million in 1995. The average interest rate was 5.25% in the second quarter of 1996 compared to 5.85% in 1995.

FUEL INVENTORIES were $13.9 million at June 30, 1996, compared to $11.9 million at March 31, 1996 and $18.9 million at June 30, 1995. The increase from the last quarter was primarily attributable to normal seasonal build-up of coal inventory during the summer shipping season. The decrease from last year was mainly a result of a long-range plan to reduce inventory levels at the M.L. Kapp generating station.

CONSTRUCTION EXPENDITURES during the second quarter of 1996 totaled $8.9 million compared to $7.8 million in 1995. Major projects included the installation of a substation transformer and breaker, construction of a 69 KV switch station, fan rotor replacement at a generating station, and relocation and rebuilding of a 69 KV transmission line. Construction work in progress as of June 30, 1996 totaled $6.3 million compared to $5.9 million at June 30, 1995. The 1996 and 1997 construction programs are estimated to be $32 million and $36 million, respectively.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

EARNINGS PER SHARE for the six months ended June 30, 1996 were $1.28 compared to $1.08 for the corresponding period in 1995. The increase in earnings was mainly due to the higher first quarter 1996 earnings of $0.93 per share compared to $0.74 for the corresponding period in 1995. Major contributors to the increased first quarter earnings were increased electric and gas sales due to colder weather, and rate increases in the Iowa electric, Iowa gas and Minnesota gas jurisdictions. Other specific items already addressed in the second quarter review also are applicable to the six month review.

The year-to-date ELECTRIC MARGIN increased to $73.0 million in 1996 from $69.1 million in 1995. The higher 1996 margin was primarily attributable to a $6.6 million annual electric rate increase in Iowa which became effective June 29, 1995. An electric rate increase in Minnesota will not become effective until August 1996.

ELECTRIC SALES during the six months ended June 30, 1996 were 3.8% higher than the same period a year ago. The increase was primarily attributable to residential sales which increased 2.8%. Also, higher interchange sales year-to-date reflected the increased power marketing activities as discussed above.

ELECTRIC REVENUES increased 3.1% during the six months ended June 30, 1996 compared to the same period of 1995. The increased revenues were primarily due to the Iowa $6.6 million electric rate increase effective June 29, 1995. The increase also reflected the increased residential sales and interchange transactions.

The year-to-date GAS MARGIN has increased from $12.1 million in 1995 to $13.8 million in 1996 due mainly to increased residential and commercial sales, and rate increases in the Iowa and Minnesota gas jurisdictions. Interim gas rates for Iowa in an annual amount of $1.3 million were implemented October 20, 1995 while interim gas rates for Minnesota in an annual amount of $1.5 million were implemented June 30, 1995.

GAS DELIVERIES increased 2.3% during the six months ended June 30, 1996 compared to the same period in 1995. While industrial sales and transportation deliveries were down 9.5% and 0.3%, respectively, residential sales increased 11.8% and commercial sales increased 10.8%.

The 17.3% increase in GAS REVENUES during the six months ended June 30, 1996 compared to the same period in 1995 was primarily due to the increased residential and commercial sales as well as the gas rate increases in the Iowa and Minnesota gas jurisdictions, as discussed above. Also, the second quarter of 1995 reflected an $0.8 million pipeline rate refund.

MAINTENANCE EXPENSE increased $1.2 million for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. As discussed above, an increase of approximately $0.8 million of scheduled routine maintenance at three of the companies steam generating stations occurred in the second quarter of 1996.

Cash flow from operating activities was $33.4 million. The funds were used primarily to pay the company's construction program, to reduce short-term debt and to pay common and preferred dividends.


OTHER ITEMS

The company does not anticipate any public offerings for new debt or new stock in the next two years, other than for re-establishing the Dividend Reinvestment and Stock Purchase Plan. Effective June 20, 1996, shares purchased on behalf of the Plan will be newly issued shares.

In 1993 the company adopted Statement of Financial Accounting Standards
(SFAS) 106, "EMPLOYER'S ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS". Under the provisions of SFAS 106, the estimated future cost of providing postretirement benefits will be accrued during the employees' service periods. The Iowa Utilities Board has allowed the company to recover SFAS 106 costs in its Iowa gas rates effective May 1993 and Iowa electric rates effective October 1993. The Minnesota Public Utilities Commission
(MPUC) has allowed the company to recover SFAS 106 costs under the February 29, 1996 order in the gas rate case and the April 8, 1996 order in the electric rate case.

In May 1995, the company filed an application with the Minnesota Public Utilities Commission for an increase in gas rates in an annual amount of $2.4 million. Increased interim rates in an annual amount of $1.5 million were place in effect in June 1995. On February 29, 1996, the Commission issued an order allowing an increase in gas rates of $2.1 million. The company, the Department of Public Service and the Office of Attorney General filed for reconsideration by the Commission. A Commission order issued July 2, 1996, affirmed the level of increased rates at approximately $2.1 million. On August 1, 1996, the Office of the Attorney General and the Department of Public Service filed a joint appeal of the Commission's order to the Minnesota Court of Appeals.

In June 1995, the company filed an application with the Minnesota Public Utilities Commission for an increase in electric rates in an annual amount of $4.6 million (later adjusted by the company to $3.3 million). On April 10, 1996, the Commission issued an order allowing an increase in electric rates of $2.3 million. The company and the Department of Public Service filed for reconsideration by the Commission. A Commission order issued June 26, 1996, denied reconsideration. Rates reflecting the increase granted are pending Commission approval.

In August 1995, the company filed an application with the Iowa Utilities Board for an increase in gas rates in an annual amount of $2.2 million. Increased interim rates in an annual amount of $1.3 million were placed in effect in October 1995. The interim rate increase is being collected subject to refund until final determination is made by the Board. The company and other parties to the rate application agreed on an increase of $1.1 million subject to approval by the Board. A Board order was issued February 21, 1996, approving the revenue requirement increase of $1.1 million. On May 31, 1996, the Board issued an order on cost-of-service and rate design issues. The company's compliance rates and refund plan are pending Board approval.

The company's potential liability for coal tar waste at former manufactured gas plant sites was discussed in the 1995 Annual Report to Stockholders.
With regard to the nine sites, clean-up has been completed at one site and ground water monitoring will continue for at least one more year. At another site, remediation has begun and should be completed in 1996. For the remainder of the other seven sites, testing and soil sampling are continuing, but the company is unable to determine what, if any, remediation will be necessary until a later date. The company is continuing to actively pursue recovery of costs from certain of its insurers. The company is unable at this point to determine what portion, if any, of the proceeds from the insurance companies will be refunded to its customers.




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

ITEM 5.  OTHER INFORMATION

         The company, WPL Holdings, Inc. ("WPLH") and IES Industries Inc. ("IES") have entered into an Agreement and Plan of Merger ("Merger Agreement"), dated November 10, 1995, as amended, providing for: a) the company becoming a wholly-owned subsidiary of WPLH and b) the merger of IES with and into WPLH, which merger will result in the combination of IES and WPLH as a single holding company (collectively, the "Proposed Merger"). The holding company will be renamed Interstate Energy Corporation ("Interstate Energy").

         The Joint Proxy Statement/Prospectus of the company, WPLH and IES was filed with the Securities and Exchange Commission on July 11, 1996. The Merger Agreement contemplated an adjustment of the IES Ratio to 1.01 shares of Interstate Energy Common Stock from the initial ratio of 0.98 in the event that prior to the consummation of the transaction, McLeod, Inc., a Delaware corporation in which IES has a significant ownership interest ("McLeod"), (a) completed a firm commitment underwritten initial public offering of its Class A common stock at a per share price of at least $13.00 in which McLeod received gross proceeds of at least $75 million and (b) immediately following the public offering the Class A common stock was registered under Section 12 of the Exchange Act. On June 14, 1996, McLeod completed an initial public offering of 13.8 million shares of its Class A common stock at a price of $20 per share. The McLeod offering satisfied the conditions of the McLeod contingency and the IES Ratio was adjusted to 1.01.

         The shareowner vote on the Proposed Merger is expected to occur at annual meetings to be held by each of the company, WPLH and IES on September 5, 1996. The corporate headquarters of Interstate Energy will be in Madison, Wisconsin.

         On August 4, 1996, MidAmerican Energy Company, an electric and natural gas utility company based in Des Moines, Iowa, announced that it had made an unsolicited bid to acquire IES in a cash and stock transaction. The company cannot currently determine what, if any, impact the unsolicited bid of MidAmerican may have on the transactions contemplated by the Merger Agreement.





                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Interstate Power Company
                                               (Registrant)



Date    August 13, 1996                         /s/  W. C. Troy
                                             W. C. Troy, Controller
                                          (Duly Authorized Officer and
                                          Principal Accounting Officer)