Form 10-Q/A
period 1996-06-30
INTERSTATE POWER CO
filed 1996-08-14
CIK 51720

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-Q/A


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

The reduction in other operating expense in 1995 and the increase in miscellaneous other deductions in 1995 was primarily attributable to accounting entries made upon receipt of an order issued on April 13, 1995, by the Minnesota Public Utilities Commission (MPUC). The MPUC order granted the company permission to accumulate post-July 11, 1994 environmental clean-up expenditures related to the Albert Lea and Rochester coal tar sites in a deferred debit account. A rate order, issued on February 29, 1996, granted the company permission to seek recovery from gas customers in a rate proceeding. On August 1, 1996, the Office of the Attorney General and the Department of Public Service filed a joint appeal of the Commission's February 29, 1996, order to the Minnesota Court of Appeals.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits filed as a part of this report:

              EX-27 Financial Data Schedule (required for electronic filing only in accordance with Item 601 (c) (1) of Regulation S-K).

         (b) The company filed a Form 8-K with the Securities and Exchange Commission dated May 29, 1996. This report related to an amendment to the Agreement and Plan of Merger signed on November 10, 1995 by the company, WPL Holdings, Inc. and IES Industries Inc.



                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Interstate Power Company
                                               (Registrant)

Date    August 14, 1996                         /s/  W. C. Troy
                                             W. C. Troy, Controller
                                          (Duly Authorized Officer and
                                          Principal Accounting Officer)