Form 10-Q
period 1996-09-30
INTERSTATE POWER CO
filed 1996-11-14
CIK 51720

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996

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

                                                         Shares Outstanding
                                                          November 1, 1996

Common Stock Par Value $3.50 Per Share                    9,635,422 Shares





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




                          INTERSTATE POWER COMPANY
                            STATEMENTS OF INCOME
                                 (Unaudited)

                                                           Three Months
                                                        Ended September 30
                                                          1996       1995
                                                           (In Thousands)
OPERATING REVENUES:
  Electric                                              $ 79,291   $ 82,159
  Gas                                                      4,191      4,181
                                                          83,482     86,340
OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                         14,344     15,735
     Power purchased                                      16,483     16,447
     Cost of gas sold                                      3,958      3,789
     Other operating expenses                             14,597     12,753
  Maintenance                                              3,961      3,587
  Depreciation                                             8,061      7,586
  Income taxes:
     Federal currently payable                             3,536      4,755
     State currently payable                               1,070      1,428
     Deferred taxes-net                                    1,544      2,072
     Investment tax credit amortization                     (257)      (257)
  Property and other taxes                                 3,423      3,162
          Total operating expenses                        70,720     71,057

OPERATING INCOME                                          12,762     15,283

OTHER INCOME AND DEDUCTIONS                                1,046        641

INCOME BEFORE INTEREST CHARGES                            13,808     15,924

INTEREST CHARGES:
  Long-term debt                                           3,647      3,649
  Other interest charges                                     410        631
  Allowance for borrowed funds used during construction      (70)       (87)
          Total interest charges                           3,987      4,193

NET INCOME                                                 9,821     11,731

PREFERRED AND PREFERENCE STOCK DIVIDENDS                     616        615

NET INCOME AVAILABLE FOR COMMON STOCK                   $  9,205   $ 11,116

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                9,602      9,564

EARNINGS PER COMMON SHARE OUTSTANDING                   $    .95   $   1.16

DIVIDENDS PAID PER COMMON SHARE                         $    .52   $    .52

The accompanying Notes to Financial Statements are an integral part of these statements.

                          INTERSTATE POWER COMPANY
                            STATEMENTS OF INCOME
                                 (Unaudited)

                                                             Nine Months
                                                         Ended September 30
                                                           1996       1995
                                                            (In Thousands)
OPERATING REVENUES:
  Electric                                               $212,227   $211,046
  Gas                                                      34,602     30,112
                                                          246,829    241,158
OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                          43,285     48,353
     Power purchased                                       47,462     43,610
     Cost of gas sold                                      20,543     17,620
     Other operating expenses                              40,016     31,727
  Maintenance                                              12,394     10,830
  Depreciation                                             23,236     22,072
  Income taxes:
     Federal currently payable                              8,490      9,794
     State currently payable                                2,560      2,940
     Deferred taxes-net                                     4,001      5,098
     Investment tax credit amortization                      (771)      (771)
  Property and other taxes                                 12,061     11,907
          Total operating expenses                        213,277    203,180

OPERATING INCOME                                           33,552     37,978

OTHER INCOME AND DEDUCTIONS                                 1,759     (2,037)

INCOME BEFORE INTEREST CHARGES                             35,311     35,941

INTEREST CHARGES:
  Long-term debt                                           10,940     11,163
  Other interest charges                                    1,254      1,712
  Allowance for borrowed funds used during construction      (172)      (287)
          Total interest charges                           12,022     12,588

NET INCOME                                                 23,289     23,353

PREFERRED AND PREFERENCE STOCK DIVIDENDS                    1,847      1,843

NET INCOME AVAILABLE FOR COMMON STOCK                    $ 21,442   $ 21,510

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                 9,578      9,564

EARNINGS PER COMMON SHARE OUTSTANDING                    $   2.23   $   2.24

DIVIDENDS PAID PER COMMON SHARE                          $   1.56   $   1.56

The accompanying Notes to Financial Statements are an integral part of these statements.

                          INTERSTATE POWER COMPANY
                               BALANCE SHEETS
                                   ASSETS
                                 (Unaudited)


                                                           Sept.30   Dec. 31
                                                             1996      1995
                                                             (In Thousands)


UTILITY PLANT (at original cost)                          $920,302  $901,212
  Less accumulated provision for depreciation              422,734   402,685
     Utility plant - net                                   497,568   498,527


OTHER PROPERTY AND INVESTMENTS                                 453       555


CURRENT ASSETS:
  Cash and cash equivalents                                  2,439     1,537
  Accounts receivable less reserve                          25,583    27,797
  Inventories - at average cost:
     Fuel                                                   18,387    19,332
     Materials and supplies                                  5,751     5,509
  Prepaid pension cost                                       4,675     3,870
  Prepaid income tax                                         6,839     6,690
  Other prepayments and current assets                       1 690       614
     Total current assets                                   65,364    65,349


DEFERRED DEBITS:
  Regulatory assets                                         10,864    11,889
  Regulatory assets for deferred income taxes               28,083    27,813
  Deferred energy efficiency costs                          28,387    23,139
  Unamortized debt expense                                   5,762     5,915
  Other                                                         75     1,129
     Total deferred debits                                  73,171    69,885


          TOTAL                                           $636,556  $634,316

The accompanying Notes to Financial Statements are an integral part of these statements.
                          INTERSTATE POWER COMPANY
                               BALANCE SHEETS
                       CAPITALIZATION AND LIABILITIES
                                 (Unaudited)


                                                           Sept.30   Dec. 31
                                                             1996      1995
                                                             (In Thousands)

CAPITALIZATION:
  Common stock, par value $3.50 per share;
     Authorized - 30,000,000 shares; issued
     and outstanding - 9,632,892 in 1996
     and 9,564,287 in 1995                                $ 33,715  $ 33,475
  Additional paid-in capital                               104,972   103,145
  Retained earnings                                         67,653    61,150
     Total common equity                                   206,340   197,770
  Preferred stock, par value $50 per share                  34,937    34,855
     Total stockholders' equity                            241,277   232,625
  Long-term debt                                           171,937   188,880
     Total capitalization                                  413,214   421,505


CURRENT LIABILITIES:
  Commercial paper payable                                  29,100    39,300
  Long-term debt maturing within one year                   17,000         0
  Accounts payable                                          13,820    11,868
  Payrolls accrued                                           3,037     2,846
  Taxes accrued                                             13,864    16,758
  Interest accrued                                           4,311     2,819
  FERC Order 636 transition costs                            2,400     3,200
  Other                                                      4,227     5,355
     Total current liabilities                              87,759    82,146


DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
  Accumulated deferred income taxes                         99,939    95,518
  Accumulated deferred investment tax credits               17,270    18,041
  Deferred pension cost                                      4,900     4,900
  Accrued postretirement benefit cost                        2,849     2,792
  Environmental clean-up costs                               6,834     6,860
  Other                                                      3,791     2,554
     Total deferred credits and other non-current
          liabilities                                      135,583   130,665


          TOTAL                                           $636,556  $634,316

The accompanying Notes to Financial Statements are an integral part of these statements.

                          INTERSTATE POWER COMPANY
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                              Nine Months
                                                            Ended Sept. 30
                                                           1996        1995
                                                            (In Thousands)
RECONCILIATION OF NET INCOME TO CASH FLOWS
FROM OPERATING ACTIVITIES:
  Net income                                             $23,289    $23,353
  Adjustment for non-cash items:
     Depreciation                                         23,236     22,072
     Deferred income taxes                                 4,151      5,005
     Investment tax credit amortization                     (771)      (771)
     Allowance for equity funds used during construction      (6)         0
  Changes in assets and liabilities:
     Accounts receivable - net                             2,214     (3,651)
     Fuel                                                    954      2,089
     Materials and supplies                                 (242)      (416)
     Accounts payable and other current liabilities          910     (2,076)
     Accrued and prepaid taxes                            (3,043)       950
     Interest accrued                                      1,492      1,386
     Other prepayments and current assets                 (1,880)      (235)
     Rate refund payable                                    (256)         0
     Deferred energy conservation costs                   (5,248)    (4,988)
     Regulatory assets                                       729        761
  Other operating activities                               3,198      2,473
  Cash flows from operating activities                    48,727     45,952

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                             (22,475)   (20,361)
  Allowance for borrowed funds used during construction     (172)      (287)
  Other                                                     (342)       435
  Cash flows from investing activities                   (22,989)   (20,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                 2,098          0
  Retirement of long-term debt                                 0    (14,000)
  Dividends on common, preferred and preference stock    (16,734)   (17,315)
  Sale of commercial paper - net                         (10,200)     5,600
  Cash flows from financing activities                   (24,836)   (25,715)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS: $ 902 $ 24 CASH AND CASH EQUIVALENTS:
  Beginning of period                                    $ 1,537    $ 1,537
  End of period                                          $ 2,439    $ 1,561

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (net of amount capitalized)                $10,206    $11,012
     Income taxes                                        $12,779    $ 7,622

The accompanying Notes to Financial Statements are an integral part of these statements.

                          INTERSTATE POWER COMPANY


                      Summarized Financial Information

The September 30, 1996 financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1995 Form 10-K/A. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company's Form 10-K/A for the year ended December 31, 1995.

In the opinion of the company, the financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to fairly state the results of operations.




                          INTERSTATE POWER COMPANY
                       PART I - FINANCIAL INFORMATION


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The company's results of operations and financial condition are affected by numerous factors, including weather, sales, and changes in customer rates.


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

EARNINGS PER SHARE for the third quarter of 1996 were $0.95 compared to $1.16 for the third quarter of 1995. Net income for the third quarter of 1996 was $9.8 million, compared to $11.7 million for the third quarter of 1995. As discussed below, reduced residential electric sales are the primary reason for the decreased earnings.

The ELECTRIC MARGIN (revenue less cost of fuel and purchased power) for the third quarter of 1996 was $48.5 million compared to $50.0 million for the third quarter of 1995. The decrease is primarily a result of lower sales to residential and commercial customers.

                                    Three Months Ended September 30
ELECTRIC SALES (Mwh)                 1996         1995       % Change
Residential                         286,191      334,129       (14.3)
Commercial                          190,307      201,907        (5.7)
Industrial                          849,002      855,054        (0.7)
Other                                14,272       14,286        (0.1)
  Subtotal                        1,339,772    1,405,376        (4.7)
Interchange                          75,670        4,149         N/A
Sales for Resale                     47,919       69,959       (31.5)
  Total Electric Sales            1,463,361    1,479,484        (1.1)

The decline in residential and commercial sales was primarily due to mild weather during the air conditioning season. The average monthly residential consumption during the summer dropped to 695 Kwh's from 806 Kwh's in 1995. Industrial sales were down mainly as a result of reduced sales to our largest customer, a food manufacturer, and our third largest customer, a fertilizer manufacturer. The higher interchange sales reflected the increased power marketing activities resulting in long-distance transmission of electric power. The decrease in sales for resale was due to termination of contracts by two municipal customers effective April 30, 1996.

                                    Three Months Ended September 30
ELECTRIC REVENUES (000's)            1996         1995       % Change
Residential                         $23,132      $26,143       (11.5)
Commercial                           14,106       14,619        (3.5)
Industrial                           35,803       35,558         0.7
Other                                 2,825        2,542        11.1
  Subtotal                           75,866       78,862        (3.8)
Interchange                           1,084          131         N/A
Sales for Resale                      2,341        3,166       (26.1)
  Total Electric Revenues           $79,291      $82,159        (3.5)

The decreased revenues for the third quarter of 1996 are primarily attributed to reduced residential Mwh sales. Although interchange revenues increased this quarter, the impact on net income was negligible as the majority of the margin on interchange sales is returned to customers through the fuel adjustment clause.

The GAS MARGIN (revenue less purchased gas) for the third quarter of 1996 was $0.2 million compared to $0.4 million for the same period in 1995.

The COST OF GAS SOLD increased $169,000 during the third quarter of 1996 compared to the same period in 1995. The 1995 gas costs were lower due to favorable prices resulting from a mild 1994-1995 heating season.

                                    Three Months Ended September 30
GAS DELIVERIES (MMcf)                1996         1995       % Change
Residential                             282          283        (0.4)
Commercial                              190          180         5.6
Industrial                              151          142         6.3
Other                                     7           88         N/A
  Total Gas Sales                       630          693        (9.1)
Gas Transportation                    5,815        6,372        (8.7)
  Total Gas Deliveries                6,445        7,065        (8.8)

Although commercial and industrial gas sales increased 5.6% and 6.3% respectively during the third quarter of 1996 compared to 1995, overall deliveries decreased 8.8% as a result of the 8.7% decrease in transportation deliveries. The decrease in transportation was mainly attributable to reduced deliveries to three major industrial customers.

                                    Three Months Ended September 30
GAS REVENUES $ (000's)               1996         1995       % Change
Residential                         $ 2,083      $ 1,961         6.2
Commercial                              888          787        12.8
Industrial                              538          465        15.7
Other                                    33          319         N/A
  Total Gas Sales Revenues            3,542        3,532         0.3
Gas Transportation                      649          648         0.2
  Total Gas Revenues                $ 4,191      $ 4,180         0.3

The increase in revenues was primarily due to increased commercial and industrial sales in the third quarter of 1996 compared to 1995 and to rate increases in October 1995 in the Iowa gas jurisdiction. Iowa gas rate increases contributed $48,000 during the third quarter of 1996. A Minnesota gas rate increase was effective in June 1995.

FUEL FOR ELECTRIC GENERATION decreased $1.4 million, or 8.8%, during the third quarter of 1996 compared to the same period in 1995. The decrease was primarily due to an 8.2% reduction in kilowatt-hours generated by the company. Also, the cost of coal decreased 13.2% compared to last year as a result of the company entering into new coal supply agreements in 1995. The cost of gas used for generation decreased $0.4 million compared to last year.

PURCHASED POWER EXPENSE increased $36,000 during the third quarter of 1996 compared to 1995. This increase was primarily a result of the 6.4% increase in Kwh's. Capacity charges included in purchased power expense were $7.6 million for both the third quarter of 1996 and the third quarter of 1995. During the third quarter of 1996, the company realized revenues of $132,000 and transmission service expenses of $27,000 under the intra-pool transmission service fee requirement of the MAPP Agreement which was effective May 1, 1995. Third quarter of 1995 revenues and transmission service expenses were $98,000 and $19,000, respectively.

OTHER OPERATING EXPENSE increased $1.8 million during the third quarter of 1996 compared to the same period for 1995. The increase included approximately $1.2 million of merger related expenses and $0.4 million in legal fees for pursuing insurance claims. See ITEM 5, OTHER INFORMATION, for details concerning the merger.

MAINTENANCE EXPENSE increased $0.4 million during the third quarter of 1996 compared to the same period in 1995. The third quarter 1996 expense increase included approximately $0.2 million for scheduled maintenance at three of the companies steam generating stations and $0.1 million for routine substation maintenance. In addition, 1995 costs were down as a result of a delay in certain maintenance projects and an increased emphasis on controlling costs.

DEPRECIATION EXPENSE increased by $0.5 million or 6.3% for the third quarter of 1996 compared to the third quarter of 1995. This was primarily due to increased investment in utility plant and increased depreciation rates approved by the MPUC. The increased rates were implemented in September 1996 and were retroactive to January 1, 1996.

Total INCOME TAX EXPENSE was $6.6 million for the third quarter of 1996 compared to $8.4 million for the third quarter of 1995. The decrease was mainly due to lower income before taxes. The Internal Revenue Service is currently auditing the federal income tax filings for the years 1992, 1993, and 1994.

OTHER INCOME included $0.5 million of supplemental income for implementing demand side management (DSM) programs in Minnesota. Continued expenditures for DSM increased the total deferred amounts to $28.4 million at September 30, 1996 compared to $21.9 million at September 30, 1995. The 1990, 1991 and 1992 DSM costs are being recovered over a four year period beginning in October 1994. A settlement agreement was filed October 8, 1996 with the Iowa Utilities Board which provides for recovery of the 1993, 1994, and 1995 DSM costs in an annual amount of $6.5 million over a four year period. The IUB is expected to issue a final order addressing the settlement by December 31, 1996.

OTHER INTEREST EXPENSE decreased approximately $221,000 for the third quarter of 1996 compared to the same period of 1995 primarily due to interest on short-term borrowings. The average outstanding balance of short-term borrowings during the third quarter of 1996 was $26.5 million compared to $39.0 million during the third quarter of 1995. Interest rates for the third quarter of 1996 averaged 5.45% compared to 5.94% in 1995.

AVERAGE TEMPORARY INVESTMENTS during the third quarter of 1996 were $3.2 million compared to $1.1 million in 1995. The average interest rate was 5.31% in the third quarter of 1996 compared to 5.63% in 1995.

FUEL INVENTORIES were $18.4 million at September 30, 1996, compared to $13.9 million at June 30, 1996 and $22.1 million at September 30, 1995. The increase from the last quarter was primarily attributable to normal seasonal build-up of coal inventory during the summer shipping season. The decrease from last year was mainly a result of a long-range plan to reduce inventory levels at the M.L. Kapp generating station.

CONSTRUCTION EXPENDITURES during the third quarter of 1996 totaled $8.9 million compared to $7.8 million in 1995. Major projects included the installation of a pipeline between valve stations and three transmission line relocation and/or rebuild projects. Construction work in progress as of September 30, 1996 totaled $6.9 million compared to $5.5 million at September 30, 1995. The 1996 and 1997 construction programs are estimated to be $32 million and $36 million, respectively.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

EARNINGS PER SHARE were $2.23 for the nine months ended September 30, 1996 and $2.24 for the nine months ended September 30, 1995. Specific items already addressed in the third quarter review also are applicable to the nine month review.

The year-to-date ELECTRIC MARGIN increased to $121.5 million in 1996 from $119.1 million in 1995. The higher 1996 margin was primarily attributable to a $6.6 million annual electric rate increase in Iowa which became effective June 29, 1995 and a $2.3 million annual electric rate increase in Minnesota which became effective April 8, 1996.

ELECTRIC SALES during the nine months ended September 30, 1996, excluding interchange sales, were 2.5% lower than the same period a year ago. The decrease was primarily attributable to cooler than normal temperatures throughout the summer which led to a decrease in air conditioning sales.

ELECTRIC REVENUES increased $1.2 million during the nine months ended September 30, 1996 compared to the same period of 1995. The increased revenues, which were offset by cooler summer weather, were due to the Iowa $6.6 million electric rate increase effective June 29, 1995 and the Minnesota $2.3 million electric rate increase effective April 8, 1996. The increase also reflected the increased interchange transactions.

The year-to-date GAS MARGIN has increased from $12.5 million in 1995 to $14.1 million in 1996 due mainly to increased residential and commercial sales, and rate increases in the Iowa gas jurisdiction. Interim gas rates for Iowa in an annual amount of $1.3 million were implemented October 20, 1995.

GAS DELIVERIES decreased 0.8% during the nine months ended September 30, 1996 compared to the same period in 1995. Residential and commercial sales increased 10.7% and 10.3%, respectively, due to colder temperatures during the heating season. Industrial sales and transportation deliveries were down 6.7% and 3.1%, respectively, mainly due to reduced transportation deliveries to several large industrial customers.

The 14.9% increase in GAS REVENUES during the nine months ended September 30, 1996 compared to the same period in 1995 was due in part to the increased residential and commercial sales. In addition, the increase reflected the gas rate increases in Iowa and Minnesota in an annual amount of $2.6 million. Also, 1995 revenues reflected an $0.8 million refund due to reduced gas costs and overcollection in prior periods.

PURCHASED POWER EXPENSE increased by $3.9 million or 8.8% during the nine months ended September 30, 1996, compared to the same period of 1995, primarily due to the 17.2% increase in Kwh's. Capacity charges were $20.4 million for the nine months ending September 30, 1996 and 1995. During the nine months ended September 30, 1996, the company realized revenues of $231,000 and transmission service expenses of $150,000 under the intra-pool transmission service fee requirement of the MAPP Agreement which was effective May 1, 1995. Revenues and transmission service expenses for the nine months ended September 30, 1995, were $115,000 and $31,000, respectively.

MAINTENANCE EXPENSE increased $1.6 million for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. As discussed above, an increase of approximately $1.0 million of scheduled maintenance at three of the companies steam generating stations, which had been delayed because of an emphasis on cost containment in 1995, occurred in the second and third quarters of 1996.

Cash flow from operating activities was $48.7 million. The funds were used primarily to pay the company's construction program, to reduce short-term debt and to pay common and preferred dividends.


OTHER ITEMS

The company does not anticipate any public offerings for new debt or new stock in the next two years, other than for re-establishing the Dividend Reinvestment and Stock Purchase Plan. Effective June 20, 1996, shares purchased on behalf of the Plan are newly issued shares.

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

In May 1995, the company filed an application with the Minnesota Public Utilities Commission for an increase in gas rates in an annual amount of $2.4 million. Increased interim rates in an annual amount of $1.5 million were place in effect in June 1995. On February 29, 1996, the Commission issued an order allowing an increase in gas rates of $2.1 million. The company, the Department of Public Service and the Office of Attorney General filed for reconsideration by the Commission. A Commission order after reconsideration issued July 2, 1996, affirmed the level of increased rates at approximately $2.1 million. Rates reflecting the increase granted were implemented in September 1996. The Department of Public Service and the Office of Attorney General have appealed the Commission's decision to the Minnesota Court of Appeals.

In June 1995, the company filed an application with the Minnesota Public Utilities Commission for an increase in electric rates in an annual amount of $4.6 million (later adjusted by the company to $3.3 million). On April 10, 1996, the Commission issued an order allowing an increase in electric rates of $2.3 million. The company and the Department of Public Service filed for reconsideration by the Commission. A Commission order issued June 26, 1996, denied reconsideration. Rates reflecting the increase granted were implemented in August 1996.

In August 1995, the company filed an application with the Iowa Utilities Board for an increase in gas rates in an annual amount of $2.2 million. Increased interim rates in an annual amount of $1.3 million were placed in effect in October 1995. The company and other parties to the rate application agreed on an increase of $1.1 million subject to approval by the Board. A Board order was issued February 21, 1996, approving the revenue requirement increase of $1.1 million. On May 31, 1996, the Board issued an order on cost-of-service and rate design issues. The company's compliance rates were implemented in August 1996 and a refund plan is pending Board approval.

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

          On September 5, 1996 the Annual Stockholders Meeting was held.

(b) IF THE MEETING INVOLVED THE ELECTION OF DIRECTORS, THE NAME OF EACH DIRECTOR ELECTED AT THE MEETING AND THE NAME OF EACH OTHER DIRECTOR WHOSE TERM OF OFFICE AS A DIRECTOR CONTINUED AFTER THE MEETING.

          The two Class II members of the Board of Directors were re-elected, to hold office for terms as follows:

               James E. Byrns        term expiring in 1999
               Gerald L. Kopischke   term expiring in 1999

          Following are the Class III and I members of the Board of Directors whose terms continued after the meeting:

               Alan B. Arends        term expiring in 1997
               Michael R. Chase      term expiring in 1997
               Wayne H. Stoppelmoor  term expiring in 1997
               Alfred D. Cordes      term expiring in 1998
               Joyce L. Haynes       term expiring in 1998

(c) A BRIEF DESCRIPTION OF EACH OTHER MATTER VOTED UPON AT THE MEETING AND STATE THE NUMBER OF VOTES CAST FOR, AGAINST OR WITHHELD, AS WELL AS THE NUMBER OF ABSTENTIONS AND BROKER NON-VOTES, AS TO EACH SUCH MATTER, INCLUDING A SEPARATE TABULATION WITH RESPECT TO EACH NOMINEE FOR OFFICE.

          Agreement and Plan of Merger
          Approval of the Agreement and Plan of Merger (Merger Agreement), dated November 10, 1995, as amended, among the company, WPL Holdings, Inc. (WPLH) and IES Industries Inc. (IES) which provides for: a) the company becoming a wholly-owned subsidiary of WPLH and
          b) the merger of IES with and into WPLH, which merger will result in the combination of IES and WPLH as a single holding company.
          The holding company will be named Interstate Energy Corporation ("Interstate Energy").

          Votes cast were as follows:     For       Against     Abstain
                                       6,810,128     315,349      67,774

          Amendment to Restated Certificate of Incorporation
          Approval of an amendment to the company's Restated Certificate of Incorporation to provide that each share of preferred stock outstanding from time to time will have one vote, voting together as a class with the holders of common stock (except as otherwise provided by law or specifically set forth in the company's Restated Certificate of Incorporation), on all matters to come before a vote of the company's stockholders.

          Votes cast were as follows:     For       Against     Abstain
                                       7,085,284     318,177      65,801

          Election of Directors
          The election of two Class II directors, James E. Byrns and
          Gerald L. Kopischke, to hold office for a term of three years expiring at the annual meeting of stockholders of the company to be held in 1999.

          Votes cast were as follows:     For       Against     Abstain
          James E. Byrns               8,055,161     180,255      68,523
          Gerald L. Kopischke          8,053,496     181,922      68,521

ITEM 5.   OTHER INFORMATION

          The company, WPL Holdings, Inc. (WPLH) and IES Industries Inc.
          (IES) have entered into an Agreement and Plan of Merger (Merger Agreement), dated November 10, 1995, as amended on May 22, 1996 and on August 16, 1996, providing for: a) the company becoming a wholly-owned subsidiary of WPLH and b) the merger of IES with and into WPLH, which merger will result in the combination of IES and WPLH as a single holding company. The holding company will be named Interstate Energy Corporation (Interstate Energy). The proposed merger, which will be accounted for as a pooling of interests, was approved by the shareholders of each company on September 5, 1996, and is subject to approval by several federal and state regulatory agencies. Under terms of the Merger Agreement, the outstanding shares of WPLH's common stock will remain unchanged and outstanding as shares of Interstate Energy. Each outstanding share of IES common stock will be converted to
          1.14 shares of Interstate Energy's common stock and each share of the company's common stock will be converted to 1.11 shares of Interstate Energy's common stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits filed as a part of this report:

               EX-3.(ii)  By-Laws of Interstate Power Company as adopted
                          April 20, 1925 and as amended October 1, 1996.

               EX-27 Financial Data Schedule (required for electronic filing only in accordance with Item 601 (c) (1) of Regulation S-K).

          (b) The company filed a Form 8-K with the Securities and Exchange Commission dated August 23, 1996. This report related to an amendment to the Agreement and Plan of Merger signed on November 10, 1995 by the company, WPL Holdings, Inc. and IES Industries Inc.




                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Interstate Power Company
                                              (Registrant)



Date   November 14, 1996                      /s/  W. C. Troy
                                            W.C.Troy, Controller
                                         (Duly Authorized Officer and
                                         Principal Accounting Officer)