Form 10-K405
period 1996-12-31
INTERSTATE POWER CO
filed 1997-03-24
CIK 51720

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C  20549

                                  FORM 10-K

For the fiscal year ended December 31, 1996   Commission file number 1-3632

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 1996
                                   OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of March 1, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant was $281,817,111.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock.
                                                          Shares Outstanding
                                                             March 1, 1997
     Common Stock Par Value $3.50 Per Share                    9,676,124

     Documents incorporated by reference - portions of the Annual Report to Stockholders for 1996 (Exhibit EX-13) are incorporated by reference in Parts I, II and IV.



                         INTERSTATE POWER COMPANY
                       1996 Form 10-K Annual Report
                             Table of Contents

                                                                     Page
                                  Part I

Item 1.   Business                                                     1
             General                                                   1
             Construction Program                                      1
             Electric Operations                                       1
             Sources and Availability of Raw Materials                 2
             Duration and Effect of Electric Patents and Franchises    3
             Electric Seasonal Business                                3
             Working Capital Items                                     3
             Electric Governmental Regulations                         3
             Electric Competitive Conditions                           4
             Other Sources of Power                                    6
             Other Electric Operations                                 7
             Gas Operations                                            7
             Gas Sources and Availability of Raw Materials             8
             Duration and Effect of Gas Patents and Franchises         9
             Gas Seasonal Business                                     9
             Gas Governmental Regulations                              9
             Gas Competitive Conditions                               10
             Dependence of Segment Upon a Single Customer             10
             Research and Development                                 10
             Electric and Magnetic Fields                             10
             Environmental Regulations                                11
             Employees                                                13
             Accounting Matters                                       13
Item 2.   Properties                                                  13
             Electric Properties                                      13
             Generating Stations                                      14
             Gas Properties                                           15
             General Properties                                       15
             Titles                                                   15
Item 3.   Legal Proceedings                                           15
Item 4.   Submission of Matters to a Vote of Security Holders         16

                                  Part II

Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters                                      16
Item 6.   Selected Financial Data                                     18
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      18
Item 8.   Financial Statements and Supplementary Data                 18
Item 9.   Disagreements on Accounting and Financial Disclosure        18

                                 Part III

Item 10.  Executive Officers of the Registrant                        19
Item 11.  Executive Compensation                                      19
Item 12.  Security Ownership of Certain Beneficial Owners and
             Management                                               19
Item 13.  Certain Relationships and Related Transactions              20

                                  Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                              20

                                  PART I

ITEM 1.  BUSINESS


     (General)

     Interstate Power Company (the company), is a public utility incorporated in 1925 under the laws of the State of Delaware. The company is engaged in the generation, purchase, transmission, distribution and sale of electricity. It owns property in portions of twenty-five counties in the northern and northeastern parts of Iowa, in portions of twenty-two counties in the southern part of Minnesota, and in portions of four counties in northwestern Illinois. The company also engages in the distribution and sale of natural gas in Albert Lea, Minnesota; Clinton, Mason City and Clear Lake, Iowa; Fulton and Savanna, Illinois and in a number of smaller Minnesota, Iowa and Illinois communities, and in the transportation of natural gas within Iowa, Illinois and Minnesota, and in interstate commerce.

     For information pertaining to industry segments and lines of business please refer to pages 27 and 28 of Exhibit EX-13 (the Annual Report to Stockholders).


     (Construction Program)

     The table below shows actual construction expenditures for 1996 and estimated expenditures for the period 1997 through 2001:

                              (Thousands of Dollars)
          1996 Actual                $31,000
          1997 Est.                  $36,300
          1998 Est.                  $45,000
          1999 Est.                  $35,500
          2000 Est.                  $38,400
          2001 Est.                  $62,600

     Current projections of construction expenditures for the 1997 and 1998 periods do not indicate any need for permanent financing.

     Refer to (Environmental Regulations) on page 11 for additional information on construction expenditures related to compliance with the regulations of the Clean Air Act of 1990.


     (Electric Operations)

     Of the 234 communities served with electricity, Dubuque, Iowa, is the largest with a population of approximately 58,000. Other major cities served are Albert Lea, Minnesota and Clinton and Mason City, Iowa. The remainder of the communities served are under 15,000 population, of which 193 are less than 1,000 population. As of December 31, 1996, the company sells electricity at wholesale to 13 small communities which have municipal distribution systems, 8 of which are total requirements customers, and 5 of which are partial requirements customers. During 1996, 6 firm municipal electric wholesale customers elected to purchase their requirements from other utilities. In addition, two firm municipal customers have given the company notice that they intend to purchase their requirements from other utilities when their contracts expire later in 1997.

     The estimated population of the company's service area is 340,000. Six large industrial customers account for 31% of electric MWH sales. A diverse mixture of residential, agricultural, and industrial customers constitute the remainder of the company's 164,900 electric customers.

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


     (Sources and Availability of Raw Materials)

     Electricity generated by the company in 1996 was 93.8% from coal as a fuel, 0.2% from oil and 6.0% from natural gas. In 1997, the sources of such generation are estimated to be: 96.6% from coal, 0.4% from middle distillate oils, and 3.0% from natural gas. In 1996, 78.1% of the company's coal requirements came from long-term contracts. In 1997, the company anticipates that 79.0% of its coal requirements will be from long-term contracts. These contracts have expiration dates ranging through August 31, 1999.

     The company has a contract for 450,000 tons per year of 0.5% sulfur Colorado coal for its Kapp #2, a 217 MW unit at Clinton, Iowa. The contract continues through August 1999, and will allow the company to comply with sulfur dioxide restrictions mandated by the Clean Air Act Amendments of 1990.

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

     The company owns 120 coal cars and has an undivided ownership (21.528%) in 372 coal cars in connection with Neal #4. The company has an undivided ownership (4%) in 136 cars in connection with Louisa #1. Coal requirements in 1997 will require using leased cars for the Louisa #1 coal supply.

     The company relies on spot purchases of oil. The company burned 795,043 gallons of No. 2 and No. 6 oil in 1996 and has 6,477,000 gallons of oil storage capacity in which to store adequate reserves during periods of high demand on refineries.

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


     (Duration and Effect of Electric Patents and Franchises)

     The company owns no patents.

     The company has, in the opinion of its legal counsel, all necessary franchises or other rights from the incorporated communities and other governmental subdivisions now served, required for the operation of its properties. With 195 electric franchises in effect in cities and villages, and with the majority of such franchises being for a term of 25 years, the renewal of such franchises is a continuing process. Twenty-three percent (45) of the franchises have been secured since January 1, 1987.


     (Electric Seasonal Business)

     The effects of air conditioning in summer and heating in winter have a seasonal impact. The air conditioning sales in the summer months are primarily related to the residential and commercial customer classes, however, the company does not meter air conditioning sales separately. During the past five years, the highest and lowest average residential consumption in the peak summer month has been 960 Kwh (August 1995) and 571 Kwh (June 1993), respectively, compared to 806 Kwh (January 1994) and 651 Kwh (February 1992) during the peak winter month. Refer to the (Electric Governmental Regulations) section for a discussion of Iowa and Minnesota seasonal rates.


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

     The company filed an Iowa electric rate increase application in March 1995. The application requested an annual increase of $13.1 million. Interim rates in an annual amount of $7.1 million were placed in effect on June 29, 1995. A December 1995 Iowa Utilities Board (IUB) order allowed an annual increase of $6.6 million.

     The company filed a Minnesota electric rate increase application in June 1995. The application requested an annual increase of $4.6 million (later adjusted by the company to $3.3 million). Interim rates were not requested. On April 10, 1996, the Commission issued an order allowing an increase in electric rates of $2.3 million. Rates reflecting the increase were implemented in August 1996. A Commission order issued December 16, 1996, allowed the company to recover approximately an additional $830,000 in 1997 applicable to the time period from the original order to the date when new rates were implemented.

     Minnesota and Iowa regulations require that utilities conduct energy efficiency and demand side management programs. Demand side management expenditures applicable to the Minnesota jurisdiction in an annual amount of approximately $1.0 million are currently being recovered through rates. Iowa jurisdiction tariffs which provide for the recovery of demand side management costs incurred through December 31, 1992, were placed in effect in October 1994. The Iowa tariffs provide for the recovery of $6.7 million of costs over a four year period. The company filed in 1996 for recovery of $18.5 million of costs incurred from 1993 through 1995. A decision by the IUB is pending. As of December 31, 1996 and 1995, the amounts deferred were $29.9 and $23.1 million, respectively.

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


     (Electric Competitive Conditions)

     The Illinois Commerce Commission entered an order in 1993 determining that the company, and not Jo-Carroll Electric Cooperative, had the right to provide electric service to a freezer service plant near East Dubuque, IL. Upon judicial review sought by Jo-Carroll, the Illinois 15th Judicial Circuit Court in 1994 remanded the proceeding to the Commission for further hearings. The Commission entered an order on remand in 1996 further determining that the company, and not Jo-Carroll, had the right to provide such service. Proceedings brought by Jo-Carroll for judicial review of the Commission order on remand are now pending before that court. The company continues to serve the freezer service plant pursuant to Commission order.

     The National Energy Policy Act of 1992 (Act) addresses several matters designed to promote competition in the electric wholesale power generation market, including mandated open access to the electric transmission system. Current initiatives at the federal level propose to allow customers to purchase energy from alternative power suppliers and then pay the local utility a fee for delivery of the energy. As legislation, regulations, and economic changes occur, electric utilities will be faced with increasing pressure to become more competitive. The company cannot predict the long-term consequences of these competitive issues on its results of operation or financial condition. The company has experienced difficulty in retaining electric wholesale customers which take service under one year contracts. To date, 6 of the company's 18 firm municipal electric wholesale customers have elected to purchase their requirements from other utilities. The net impact on the company's financial condition is not expected to be significant as these municipal customers are required to pay the company a wheeling fee for use of the company's transmission system to transport power from other utilities.

     The company's industrial rates generally compare favorably with those of neighboring utilities. For the company's six largest industrial customers, the aggregate 1996 rate was approximately 3.4 cents per KWH. This rate also compares favorably with that of potential independent power producers and electric wholesale generators. The company's favorable rates mitigate the incentive that these customers might otherwise have to relocate, self-generate or purchase electricity from other suppliers. The company anticipates that its generating cost will decline slightly over the next several years as long-term coal purchase and transloading contracts expire and are renegotiated.

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

     The company has been a participant in the Mid-Continent Area Power Pool (MAPP) since March 31, 1972. Membership in the Pool permits sharing of reserve capacities of the members which affects reductions in plant facilities investment for MAPP members. The minimum reserve margin for participants in MAPP has been established at 15%.

     A new Restated Agreement was approved by the MAPP membership and after FERC review became effective November 1, 1996. MAPP is now comprised of a Regional Transmission Committee (RTC), a Regional Reliability Committee (RRC), and a Power and Energy Market (PEM). With open membership MAPP has gained several new members and includes investor- owned utilities, the United States (Western Area Power Administration), a Canadian system, public power districts, rural electric generating and transmission cooperative associations, municipal electric supply agencies, municipal utilities, and power marketers operating in Canada and the North Central region of the United States. The Pool coordinates planning and reliability in Minnesota, Wisconsin, Montana, Iowa, Nebraska, North Dakota, and South Dakota. The Pool also provides a marketplace for economic power supply in these States with an expanding influence in the surrounding States through new utility and marketer membership. The MAPP Agreement was filed with the FERC and accepted as an initial rate filing effective December 1, 1972 and has been in operation since that time. In 1995, MAPP implemented an intra-pool transmission service fee. With an effective date of November 1, 1996 the Restated Agreement, in addition to opening membership, implemented a revised rate schedule for transmission service for transactions with terms of up to two years. The company has little historical data to use as a basis for quantifying the potential maximum intra-pool transmission service fees that are now required under the Restated MAPP Agreement. Current projections of maximum charges would be up to three times the level incurred prior to approval of the Restated Agreement. MAPP is presently working to develop a region-wide tariff for transactions longer than two years. The company cannot project the effective date nor the level of charges of that long term tariff.

     In addition to the MAPP membership, the company has interchange agreements with certain Missouri and Illinois utilities through 345 kV transmission systems. Future interconnections are planned to meet transmission requirements for the next ten years.

     In 1992, the company entered into three long-term power purchase contracts with other utilities. The contracts provide for the purchase of 255 MW of capacity through April 2001. Energy is available at the company's option at approximately 100% to 110% of the monthly production costs for the designated units. The three power purchase contracts required capacity payments of $24.6 million in each year 1994 - 1996. Over the remaining life of the contracts, total capacity payments will be approximately $111 million. The purchase power contract payments are not for debt service requirements of the selling utility, nor do they transfer risk or rewards of ownership.

     In Iowa the IUB has concluded that the capacity purchases were prudent and allowed recovery of costs in rates. The rate structure approved by the MPUC does not provide for full recovery of purchased power applicable to the Minnesota jurisdiction. The 1996 rate order by the MPUC held that the company had 100 MW of excess capacity and disallowed recovery of approximately $800,000 annually.

     The company has not filed for rate recovery of approximately $2.5 million of the purchased power payments in the Illinois and FERC jurisdictions. The company believes that increased margins from sales growth in Illinois have largely offset the revenue deficiency.

     The company has contracts with several governmental power agencies whereby the company provides transmission service to their customer/members. During 1996, the company received $1,419,838 for transmission service to customers of the Western Area Power
     Administration (WAPA), and $1,392,455 from Cooperative Power
     Association (CPA) for wheeling power to nine of its member distribution cooperatives.

     The company's contract with CPA also provides for payment by the company for mutually utilized facilities constructed and owned by CPA. During 1996, these payments amounted to $321,066.

     The company and Southern Minnesota Municipal Power Agency (SMMPA) have agreed by contract to compensate each other if over/underinvestment in the shared transmission system occurs. During 1996, SMMPA made payments to the company in the amount of $365,886.

     The company's contract with Central Iowa Power Cooperative (CIPCO) provides for compensation to each other if over/underinvestment in the shared transmission system occurs. During 1996, the company paid CIPCO $139,302 for underinvestment in the Liberty Substation property.


     (Other Electric Operations)

     The 1996 peak of 996,378 KW occurred on August 6, 1996 between 2:00 and 3:00 in the afternoon. At the time of its 1996 peak the company had a net effective electric capability of 1,310,600 KW. Of this net effective capability, 903,300 KW was in steam generation, 113,500 KW was in combustion turbine and the balance was in internal combustion units and purchases. The previous historical system net peak load for a sixty-minute period, of 1,010,821 KW, was reached on July 14, 1995.


     (Gas Operations)

     The company supplies retail gas service in 39 communities and serves approximately 49,200 gas customers.

     There have been no significant changes since the beginning of the fiscal year in the kind of products produced, markets or methods of distribution.



     (Gas Sources and Availability of Raw Materials)

     The company purchases pipeline transportation capacity from Northern Natural Gas Company (NNG), Natural Gas Pipeline Company of America
     (NGPL) and Northern Border Pipeline Company (NBPL). During 1996 the company purchased gas from six non-traditional suppliers, i.e. producers, brokers and marketers, at market responsive rates. FERC Order 636 became effective in 1993. Order 636 unbundled pipeline supply from its capacity. Subsequent to Order 636, FERC continues to approve the tariffs of NNG and NGPL, but only with regard to capacity and storage rates, subject to change as rate cases are filed.

     Gas for the company's Mason City, Albert Lea and Savanna service areas is transported by NNG under capacity contracts for 36,338 Mcf daily, and for an additional 15,657 Mcf in the November to March time frame. The majority, 26,999 Mcf, of the above capacities is from the producing areas of Oklahoma and Texas, etc. These contracts expire in October, 1999. Gas is supplied by producers, marketers and brokers, as well as from storage services, to meet the peak heating season requirements. The company had 15,170 Mcf/d of storage, with the necessary pipeline capacity, available for the 1995-1996 heating season.

     Gas for its Clinton service area is transported by NGPL under capacity contracts for 17,750 Mcf annually, with expiration dates of November 30, 1998, February 28, 1999, and two as of November 30, 2001. This gas is supplied by producers, marketers and brokers. The company supplements this capacity with storage gas, which has the pipeline capacity embedded in its FERC approved rate. The company had 10,000 Mcf/d of storage available for the 1995-1996 heating season.

     During 1996, the company utilized approximately 34.9% of its annualized daily contract gas available from its firm suppliers. The company's 1996 total throughput level of 35,706,261 Mcf represents a 1.1% increase over 1995. The total throughput was composed of sales gas (26.3%) and customer transportation gas (73.7%).

     During 1996, twenty-four of Interstate's customers transported a total of 26,305,197 Mcf of their own gas over the company's pipeline and distribution systems. This reflects an increase over 1994 and 1995 in the number of customers exercising the transportation option. In 1994, eighteen of Interstate's customers transported a total of 24,498,793 Mcf, and in 1995, twenty-one customers transported a total of 26,400,766 Mcf. The customer owned gas was delivered by interstate pipeline companies for those customers' accounts to Interstate's town border stations. The company subsequently delivered the gas to customers under tariffs approved by respective state commissions.

     The company owns propane-air gas plants in Albert Lea, Minnesota and Clinton and Mason City, Iowa. The daily output capacities are:
     5,000 Mcf, 4,000 Mcf and 9,600 Mcf of propane-air mix gas respectively.

     The requirement for gas on the peak winter day of the 1995-1996 season was 126,312 Mcf, including both firm and interruptible customers. This peak consisted of 40.5% jurisdictional sales gas, 2.4% spot gas, 39.0% customer purchased gas, 15.4% storage gas and 2.7% propane-air from the company's peak-shaving plant. The maximum daily firm gas sales during the 1995-1996 season were as follows:
     Albert Lea 15,770 Mcf; Savanna 3,268 Mcf; Clinton 26,265 Mcf; Mason City 31,470 Mcf, or 60.8% of the peak winter day throughput.


     (Duration and Effect of Gas Patents and Franchises)

     The company owns no patents.

     The company has, in the opinion of its legal counsel, all necessary franchises or other rights from the incorporated communities and other governmental subdivisions now served, required for the operation of its properties. With 34 gas franchises in effect in cities and villages, and with the larger majority of such franchises being for a term of 25 years, the renewal of such franchises is a continuing process. Thirty-eight percent (13) of the franchises have been secured since January 1, 1987.


     (Gas Seasonal Business)

     The effects of heating sales to the residential and commercial classes of customers have a significant seasonal impact on the company's business. The heating sales in the winter months account for 98% of the total annual sales to these classes of customers. The average consumption for a residential customer during the peak winter months is 18.8 Mcf compared to the average of 2.5 Mcf during the summer. The average consumption for a commercial customer during the peak winter months is 90.5 Mcf compared to the average of 12.9 Mcf during the summer.


     (Gas Governmental Regulations)

     The company filed an Iowa gas rate increase application in August 1995. The application requested an annual increase of $2.2 million. Interim rates in an annual amount of $1.3 million were placed in effect on October 20, 1995. An IUB order granting an increase of $1.1 million was received in August 1996.

     The company filed a Minnesota gas rate increase application in May 1995. The application requested an annual increase of $2.4 million, including a return on common equity of 11.75%. Interim rates in an annual amount of $1.5 million were placed in effect in June 1995. On February 29, 1996, the Minnesota Public Utilities Commission (MPUC) issued an order allowing an increase in gas rates of $2.1 million. Rates reflecting the increase were implemented in September 1996.
     The Minnesota Department of Public Service (DPS) and the Office of Attorney General (OAG) appealed the Commission's decision. The appeal was denied by the Minnesota Court of Appeals on February 18, 1997. On March 21, 1997, the DPS and OAG appealed the decision of the Court of Appeals (and the MPUC) to the Minnesota Supreme Court.

     FERC order 636 provides a mechanism under which gas pipelines can recover transition costs from local distribution companies. The company estimates its remaining share of transition costs will aggregate approximately $2.2 million payable in declining annual installments from 1997 to 2006. The company is recovering transition costs from customers.


     (Gas Competitive Conditions)

     The company has no competition from the same type of public utility service in the sale of gas in any of the incorporated communities serviced by it. Certain major industrial customers of the company purchase their own gas supply from others and have that gas transported by the company as described in the "Gas Sources and Availability of Raw Materials" section.

     One customer recently constructed independent distribution facilities to bypass the company's system. The company is evaluating its response to the bypass issue and developing policies to deal with future competitive conditions which could result from potential system bypass. The customers most likely to bypass the company's distribution facilities are transportation customers. During 1996, four of the 24 gas transportation customers chose to return as jurisdictional sales customers. At the present time the company has 20 gas transportation customers with total revenues of $2.7 million (6% of gas revenues and 0.8% of total company revenues). Over 60% of the $2.7 million of revenues occurs in an area where the potential for bypass is considered to be minimal. The loss of any one customer would not have a material adverse impact on the company's financial condition.


     (Dependence of Segment Upon a Single Customer)

     In 1996, 1995 and 1994, the company had no single customer or industry for which electric and/or gas sales accounted for 10% or more of the company's consolidated revenues. In 1996, the company's three largest industrial customers accounted for 1,353,162,917 Kwh of electric sales ($45,844,492) and 23,676,656 Mcf of gas sales and transportation ($1,991,412). The company's largest gas customer, which represents 32% of the company's total gas throughput, is committed by contract for the next five years.


     (Research and Development)

     The company has no full-time professional employees engaged in research activities and had no company-sponsored research programs during 1996, 1995 and 1994. In the public utility industry, research is commonly and traditionally done by manufacturers of equipment, trade organizations to which the company belongs, and university research programs. In 1996 approximately $782,299 was paid for research activities compared with $1,054,925 in 1995 and $1,072,871 in 1994.


     (Electric and Magnetic Fields)

     Electric and magnetic fields, a topic that has been an issue for a number of years, was clarified by a study of the National Research Council. The committee spent two years analyzing about 500 studies conducted since 1979, and concluded in its report issued in 1996 that there was no evidence to clearly prove electric and magnetic fields are harmful to health. The company expects there will be continuing national debate as to whether or not electromagnetic fields are harmful to health.


     (Environmental Regulations)

     The company is subject to various federal and state government environmental regulations. The company meets or exceeds the existing federal and state environmental regulations. The Federal Clean Air Act Amendments of 1990 requires reductions in sulfur dioxide and nitrogen oxide emissions from power plants. The most restrictive provisions relate to sulfur dioxide emissions. Phase 1 of the Clean Air Act became effective January 1, 1995, while Phase 2 is effective January 1, 2000. To comply with Phase 1, the company switched to low sulfur coal and installed low nitrogen oxide burners. Phase 2 regulations will affect approximately 87% of the company's current generating capacity and will require capital, operating and maintenance costs beyond those required for Phase 1.

     The United States EPA and the states have promulgated discharge limits necessary to meet water quality standards. A National Pollutant Discharge Elimination System (NPDES) permit is required for all discharges. The company has current NPDES permits for all discharges and meets or is within the range of required discharge limits.

     Early this century, various utilities including the company operated plants which manufactured gas for cooking and lighting. The company's facilities ceased operations over 40 years ago when natural gas pipelines were extended into the upper Midwest. Some of the former gasification sites contain coal tar waste products which may present an environmental hazard.

     In 1957, the company purchased facilities in Mason City, Iowa, from Kansas City Power & Light Company (KCPL) which included land previously used for a coal gasification plant. Coal tar waste was discovered on the property in 1984. In 1995, a settlement was reached with KCPL for sharing of costs to remediate the site. As of year end 1996, remediation of the site is almost complete. The company's total share of cost from 1984 to 1996 at this site was $3.7 million.

     The company formerly operated a manufactured gas plant in Rochester, Minnesota. Soil remediation was completed in 1995 and post-remediation groundwater monitoring is underway. From 1991 through 1996, the company incurred costs aggregating $6.8 million applicable to the Rochester site.

     The company has identified an additional seven sites, as described below, which may contain hazardous waste from former coal gasification plants and has recorded an estimated liability applicable to the investigation of those sites. The company is unable to determine, at this time, the extent, if any, of remediation necessary at these seven sites.

     In Minnesota, the company owned or operated four manufactured gas plant sites: Albert Lea, Austin, New Ulm and Owatonna. Potentially hazardous wastes associated with former coal gasification operations have been identified at each site. The company incurred $0.2 million in investigation costs for these sites in 1996, and $1.2 million since the investigation process began.

     In 1995 and 1996, the company received accounting orders from the MPUC which allow the deferral of investigation and remediation costs applicable to the Minnesota sites and further allows the company to seek recovery in a rate case.

     In addition, the company has identified three other sites: Galena and Savanna, Illinois, and Clinton, Iowa. Potentially hazardous wastes associated with former coal gasification operations have been identified at these sites. Little or no activity is expected at the Illinois sites in 1997. In 1996, $0.4 million was expensed for investigation work expected at the Clinton site in 1997.

     Previous actions by Iowa and Illinois regulators have permitted utilities to recover prudently incurred unreimbursed investigation and remediation costs.

     In 1994, the company filed a lawsuit against certain of its insurers to recover the costs of investigating and remediating the former coal gasification plants. Seven insurers paid the company a total of $8.6 million in 1995 and 1996 in order to be discharged from the lawsuit. As of December 31, 1996, $5.8 million is recorded as a deferred credit pending regulatory disposition. The trial against the remaining insurers is expected to begin in Iowa in 1997. Neither the company nor its legal counsel is able to predict the amount of any additional insurance recovery, and no potential recovery has been recorded.

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




     (Employees)

     The company has 914 regular employees consisting of 882 full-time and 32 part-time employees.


     (Accounting Matters)

     Statements of Position (SOP) 96-1 on environmental liabilities was issued by the American Institute of Certified Public Accountants in 1996. The company has reviewed the requirements of the SOP and is in compliance with its provisions.


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



















                INTERSTATE POWER COMPANY GENERATING STATIONS

                                                                    Net
                      Generating Units        December 31, 1996    Output
                        Nameplate                Capability        in KWH
                 Unit   Capacity     Year      KW         KW       (000's)
Location        Number     KW     Installed  (Gross)     (Net)      1996
STEAM:
Dubuque, IA         2     15,000     1929      82,500     78,000    179,734
                    3     25,000     1952
                    4     33,000     1959
Clinton, IA         1     15,000     1947     254,900    235,000    934,033
 (M.L.Kapp Plt.)    2    212,284     1967
Lansing, IA         1     15,000     1948     337,800    320,000    914,062
                    2     11,500     1949
                    3     33,000     1957
                    4    252,649     1977
Sherburn, MN        1     11,500     1950     113,500    108,000    241,396
 (Fox Lake Plt.)    2     11,500     1951
                    3     75,000     1962
Sioux City, IA      4*   125,924     1979     142,000    134,300    938,881
 (Neal Unit #4)
Louisa County, IA   1**   27,400     1983      29,400     28,000    183,306
 (Louisa Unit #1)
TOTAL STEAM                                   960,100    903,300  3,391,412


GAS TURBINE:
Montgomery, MN      1     26,535     1974      22,200     22,200        231
Sherburn, MN        4     26,535     1974      21,300     21,300        255
 (Fox Lake Plt.)
Mason City, IA      1     37,520     1991      70,400     70,000      1,314
 (Lime Creek Plt.)  2     37,520     1991
TOTAL GAS TURBINE                             113,900    113,500      1,800


INTERNAL COMBUSTION:
Dubuque, IA         1      2,000     1966       4,600      4,600        (93)
                    2      2,000     1966
Hills, MN           1      2,000     1996       4,000      4,000       (140)
                    2      2,000     1960
Lansing, IA         1      1,000     1970       2,000      2,000          4
                    2      1,000     1971
New Albin, IA       1        685     1970         700        700        (51)

TOTAL INTERNAL COMBUSTION                      11,300     11,300       (280)


TOTAL COMPANY                               1,085,300  1,028,100  3,392,932


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

     During 1996, in response to a request from the company's largest gas customer to increase their firm contract from 35,000 MMBtu/d to 50,000 MMBtu/d, the company began construction of approximately 13.5 miles of 10" steel pipeline. The project was completed and placed into service on November 25, 1996.

     The company owns 47 gas regulating stations and approximately 992 miles of gas distribution mains.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no submission of matters to a vote of security holders during the fourth quarter of the 1996 year.



                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (Proposed Merger)

     WPL Holdings, Inc. (WPLH), IES Industries, Inc. (IES) and Interstate Power Company (IPC) have entered into an Agreement and Plan of Merger dated November 10, 1995, as amended May 22, 1996 and August 16, 1996, (Merger Agreement), which provides for the combination of all three companies. The new company will be named Interstate Energy Corporation (IEC). See Note 15 of "Notes to Consolidated Financial Statements" for additional information. Detailed pro forma financial statements for IEC are included at EX-99.1.

     IES is a holding company headquartered in Cedar Rapids, Iowa, and is the parent company of IES Utilities Inc. (IES Utilities) and IES Diversified Inc. (IES Diversified). IES Utilities supplies electric and gas service to approximately 336,000 and 176,000 customers, respectively, in Iowa. IES Diversified and its principal subsidiaries are primarily engaged in the energy-related, transportation and real estate development businesses. WPLH is a holding company headquartered in Madison, Wisconsin, and is the parent company of Wisconsin Power and Light Company (WP&L) and Heartland Development Corporation (HDC). WP&L supplies electric and gas service to approximately 385,000 and 150,000 customers, respectively, in south and central Wisconsin. HDC and its principal subsidiaries are engaged in business in three major areas: environmental, energy and affordable housing services.

     The proposed merger, which will be accounted for as a pooling of interests, was approved by the respective Boards of Directors and shareholders on September 5, 1996. The merger is conditioned on the receipt of approvals of several federal and state regulatory agencies. The status of these approvals is as follows:

     On January 15, 1997, the Federal Energy Regulatory Commission (FERC) issued an order in which it accepted several provisions of the IEC merger application without the need for public hearings. Specifically, the FERC found that the IEC merger does not pose any major concerns with respect to market concentration and that the legal structure proposed by the company does not impair FERC's ability to regulate. The FERC has set limited issues for hearing, including generation market power in the transmission-constrained Wisconsin Upper Michigan System (WUMS) subregion. The FERC has also ordered the merger partners to negotiate a ratepayer protection mechanism with those intervenors who are not satisfied with the four year rate freeze proposed in the application. If an agreement between the merger partners and the intervenors is not reached, the FERC will decide the issue. A final decision on the merger is expected to be issued by the FERC by the end of 1997.

     IES and IPC announced in 1996 their intentions to hold retail electric prices to their current levels until at least January 1, 2000. The companies made the proposal as part of their testimony in the IEC merger application filed with the Iowa Utilities Board (IUB). The proposal excludes price changes due to government-mandated programs, such an energy efficiency cost recovery, or unforeseen dramatic changes in operations. The IUB approval is expected by the end of 1997.

     In March of 1996, an application requesting approval of the merger was filed with the Public Service Commission of Wisconsin (PSCW). On February 13, 1997, the PSCW voted to delay hearings on the proposed merger. The hearings have been rescheduled for June of 1997 with a decision anticipated by the end of the third quarter of 1997. Legislation was introduced in the Wisconsin State Senate in February 1997 which could delay the PSCW approval of the merger. IPC cannot predict the outcome of such legislation.

     In March of 1996, an application requesting approval of the merger was also submitted to the Illinois Commerce Commission (ICC). The ICC conducted hearings on November 12, 1996, and final briefs were filed on December 23, 1996. A decision is pending.

     On January 15, 1997, the Minnesota Public Utilities Commission (MPUC) announced that it had approved the IEC merger without hearings, subject to a number of technical conditions, which are not opposed by the merger partners. Included in these conditions is a four year rate freeze for IEC's electric and gas customers in the state of Minnesota.

     An application to establish IEC as a registered holding company under the Public Utility Holding Company Act of 1935 (1935 Act) was submitted to the Securities and Exchange Commission (SEC). The period for comments by interested parties was closed on November 5, 1996. A decision on the application is pending. The SEC historically has interpreted the 1935 Act to preclude registered holding companies, with limited exceptions, from owning both electric and gas utility systems. Although the SEC has recently recommended that registered holding companies be allowed to hold both gas and electric utility operations if the affected states agree, it remains possible that the SEC may require as a condition to its approval of the proposed merger that IPC, WPLH and IES divest their gas utility properties, and possibly certain non-utility ventures of IES and WPLH, within a reasonable time after the effective date of the proposed merger.

     An impact review of the merger on market power, which is required by the Hart-Scott-Rodino Antitrust Improvements Act, was completed by the U.S. Department of Justice (DOJ). All requirements of this review have been satisfied. If the merger is not consummated before July 7, 1997, the merger partners will be required to submit new information to the DOJ. The merger partners do not currently believe that a new submission to the DOJ will result in a delay in the consummation of the transaction.

     An application was filed with the Nuclear Regulatory Commission (NRC) to approve the transfer of the licenses of IES's Duane Arnold Energy Center (DAEC) nuclear facility and WP&L's co-owned Kewaunee Nuclear Power Plant to IEC. The application, which was filed on October 1, 1996, is pending.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For information pertaining to management's discussion and analysis required by Item 303 of Regulation S-K please refer to pages 1 through 8 of Exhibit EX-13 (the Annual Report to Stockholders).


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data incorporated by reference to Exhibit EX-13 (the Annual Report to Stockholders for 1996):

     Statements of Income                           Page   9
     Balance Sheets                                 Pages 10 & 11
     Statements of Cash Flows                       Page  12
     Statements of Capitalization                   Page  13
     Statements of Retained Earnings                Page  14
     Notes to Financial Statements                  Pages 15 - 28
     Independent Auditors' Report                   Page  29


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None








                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Name               Age  Offices Held Past 5 Years

     M. R. Chase        58    5-7-91  - Vice President-Power Production
                              7-1-95  - Executive Vice President
                             10-1-96  - President & Chief Operating
                                          Officer
                              1-1-97  - President & Chief Executive
                                          Officer

     R. R. Ewers        52    5-1-90  - Vice President-Administrative
                                          Services
                              7-1-95  - Vice President-Administration

     D. E. Hamill       60    9-1-80  - Vice President-Budgets &
                                          Regulatory Affairs

     J. C. McGowan      59    2-1-89  - Secretary & Treasurer

     R. P. Richards     60    1-1-91  - Vice President-Gas Operations

     D. R. Sharp        56    7-1-95  - Vice President-Power Production
                              1-1-96  - Vice President-Engineering

     W. C. Troy         58    5-1-86  - Controller


     All officers are elected and serve as such until the next annual meeting of directors. There are no arrangements or understandings with respect to election of any person as an officer.

     For information pertaining to directors, and other data required by Items 401 and 405 of Regulation S-K, refer to pages 2 through 5 of the company's Official Proxy Statement to be filed with the Securities and Exchange Commission on March 27, 1997.


ITEM 11. EXECUTIVE COMPENSATION

     Refer to information on pages 7 through 11 of the company's Official Proxy Statement filed with the Securities and Exchange Commission to be filed with the Securities and Exchange Commission on March 27, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Refer to information on page 6 of the company's Official Proxy Statement filed with the Securities and Exchange Commission to be filed with the Securities and Exchange Commission on March 27, 1997.






ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Management and Others:

     In 1996 there were no transactions and there are presently proposed no transactions with management, to which the company or its subsidiary was or is to be a party, of the character as to which answer is called for in response to Item 404(a) of Regulation S-K.

     Indebtedness of Management:

     No director or officer, or nominee for election as a director, or any associate of any thereof, was indebted to the company or its subsidiary during 1996, as to which answer is called for in response to Item 404(b) of Regulation S-K.



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

     (b)    Reports on Form 8-K:

            No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of 1996.

     (c)    Refer to Index to Exhibits commencing on page 22.

     (d) The Unaudited Pro Forma Combined Financial Information of Interstate Energy Corporation is filed herewith as EX-99.1.
















INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

The 1996, 1995 and 1994 financial statements, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP, dated January 30, 1997, appearing on pages 9 through 29 of Exhibit EX-13 (the 1996 Annual Report to Stockholders), are incorporated in this Form 10-K Annual Report. The following additional data, as attached on EX-23 and S-1 should be read in conjunction with the financial statements in such Exhibit EX-13.

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


                                                Page or Exhibit Reference

                                                           Exhibit EX-13
                                                Form     (Annual Report to
                                                10-K       Stockholders)

Consent of Independent Auditors                 EX-23

Financial Statements:
  Statements of Income for the years ended
    December 31, 1996, 1995 and 1994                               9
  Balance Sheets as of December 31, 1996 and 1995               10 & 11
  Statements of Cash Flows for the years ended
    December 31, 1996, 1995 and 1994                              12
  Statements of Capitalization as of December 31,
    1996 and 1995                                                 13
  Statements of Retained Earnings for the years
    ended December 31, 1996, 1995 and 1994                        14
  Notes to Financial Statements                                 15 - 28
  Selected Financial Data                                         31
  Common Stock Market Data                                        32

Management's Discussion and Analysis                             1 - 8

Schedule II:  Valuation and Qualifying Accounts
                    and Provisions                                S-1

Report of Independent Auditors                                    28














INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS (CONT'D.)

Exhibit
Number    Description of Exhibit

3.(i).1 Restated Certificate of Incorporation of Interstate Power Company as originally filed April 18, 1925 and as amended
          effective through October 21, 1993.   *

3.(i).2   Certificate of Amendment to the Restated Certificate of
          Incorporation of Interstate Power Company, effective March 4,
          1997.   *

3.(i).3 IPC Development Co. Articles of Incorporation, State of Iowa dated May 24, 1978 (physically filed in Form 10-K for the Year
          Ended December 31, 1978 as EXHIBIT G).   **

3.(ii).1 By-Laws of Interstate Power Company as adopted April 20, 1925 and as amended October 1, 1996 (filed in Form 10-Q for the
          Quarter Ended September 30, 1996 as EX-3.(ii)).   **

3.(ii).2 IPC Development Co. By-Laws adopted May 10, 1978 (physically filed in Form 10-K for the Year Ended December 31, 1978 as
          EXHIBIT H).   **

4.1 The Original through the Nineteenth Supplemental Indentures of Interstate Power Company to The Chase Manhattan Bank and Carl E. Buckley and C. J. Heinzelmann, as Trustees, dated January 1, 1948 securing First Mortgage Bonds (physically filed in Registration Statement No. 33-59352 dated March 11, 1993 under the Securities Act of 1933 as Exhibits (4)(b) through (4)(t)).
          **

4.2 Twentieth Supplemental Indenture of Interstate Power Company to The Chase Manhattan Bank and C. J. Heinzelmann, as Trustees, dated May 15, 1993 (physically filed in Registration Statement No. 33-59352 dated March 11, 1993 under the Securities Act of
          1933 as Exhibit (4)(u)).   **

4.3       Dividend Reinvestment and Stock Purchase Plan filed on
          Form S-3 covering the registration of 500,000 shares of Common Stock, dated May 11, 1993 (physically filed in Registration
          Statement  No. 33-62644 under the Securities Act of 1933).   **

4.4 Post-Effective Amendment No. 1 to Registration Statement No. 33-62644, Dividend Reinvestment and Stock Purchase Plan, providing for expansion of the safekeeping option in the Plan, dated December 19, 1996 and effective December 31, 1996 (filed in Form
          S-3 on December 19, 1996).   **







*    Filed Herewith
**   Previously Filed

Exhibit
Number    Description of Exhibit

4.5 Guaranty Agreement between Interstate Power Company and Commerce Union Bank as Trustee dated as of December 1, 1973 (City of Dubuque, Iowa $4,400,000 Pollution Control Revenue Bonds) (physically filed in Registration Statement No. 2-50685 as
          EXHIBIT 5-GG.1a).   **

4.6       Security Agreement dated as of December 1, 1973 between
          Interstate Power Company (Guarantor) and Commerce Union Bank (Trustee) (City of Dubuque, Iowa $4,400,000 Pollution Control Revenue Bonds) (physically filed in Registration Statement No.
          2-50685 as EXHIBIT 5-GG.1b).   **

4.7 Guaranty Agreement between Interstate Power Company and Commerce Union Bank as Trustee dated as of December 1, 1973 (Town of Lansing, Iowa $3,700,000 Pollution Control Revenue Bonds) (physically filed in Registration Statement No. 2-50685 as
          EXHIBIT 5-GG.2a).   **

4.8       Security Agreement dated as of December 1, 1973 between
          Interstate Power Company (Guarantor) and Commerce Union Bank (Trustee) (Town of Lansing, Iowa $3,700,000 Pollution Control Revenue Bonds) (physically filed in Registration Statement No.
          2-50685 as EXHIBIT 5-GG.2b).   **

4.9 Guaranty Agreement between Interstate Power Company and Commerce Union Bank as Trustee dated as of December 1, 1973 (City of Clinton, Iowa $900,000 Pollution Control Revenue Bonds)
          (physically filed in Registration Statement No. 2-50685 as
          EXHIBIT 5-GG.3a).   **

4.10      Security Agreement dated as of December 1, 1973 between
          Interstate Power Company (Guarantor) and Commerce Union Bank (Trustee) (City of Clinton, Iowa $900,000 Pollution Control Revenue Bonds) (physically filed in Registration Statement No.
          2-50685 as EXHIBIT 5-GG.3b).   **

4.11 Registration Statement No. 33-32529 on Form S-8 covering the registration of $10,000,000 of participation interests, including the registration of up to 402,010 shares of Common Stock, par value $3.50 per share, of Interstate Power Company pursuant to its 401(k) Plan (filed with the Commission on
          December 12, 1989).   **

4.12 Statement regarding availability upon request of Loan Agreement and Pollution Control Indenture (filed in Form 10-K for the Year
          Ended December 31, 1994 as EX-4).   **

10.1  P   Gas Portfolio Management and Sales Contract between Interstate
          Power Company and MidCon Gas Services Corp. filed under Form SE
          as confidential and non-public.   *



*    Filed Herewith
**   Previously Filed
Exhibit
Number    Description of Exhibit

10.2      Mid-Continent Area Power Pool (MAPP) Restated Agreement dated
          January 12, 1996.   *

10.3      Mid-Continent Area Power Pool (MAPP) Center Agreement dated
          December 2, 1996.   *

10.4 Participation Power and Block Energy Agreement between United Power Association and Interstate Power Company, dated August 7, 1991 (physically filed in Form 10-K for the Year Ended December
          31, 1991 as EXHIBIT F).   **

10.5 Unit Participation Power Agreement between Iowa Public Service Company and Interstate Power Company, dated August 12, 1991 (physically filed in Form 10-K for the Year Ended December 31,
          1991 as EXHIBIT G).   **

10.6 Unit Participation Power Agreement between Minnesota Power and Interstate Power Company, dated August 14, 1991 (physically filed in Form 10-K for the Year Ended December 31, 1991 as
          EXHIBIT H).   **

10.7 Mid-Continent Area Power Pool Agreement Amendment dated January 1, 1991 (physically filed in Form 10-K for the Year Ended
          December 31, 1991 as EXHIBIT I).   **

10.8 Mid-Continent Area Power Pool Coordination Center Agreement dated September 18, 1990 (physically filed in Form 10-K for the
          Year Ended December 31, 1991 as EXHIBIT J).   **

10.9 Coal Transportation Agreement ICC-BN-C-2536 between Interstate Power Company and Burlington Northern Railroad Company dated February 21, 1990 (physically filed in Form 10-K for the Year
          Ended December 31, 1990 as EXHIBIT D).   **

10.10 Third Amended and Restated Coal Supply Agreement between Interstate Power Company and AMAX Coal Company and a fully executed Release and Discharge Agreement for the previous Agreement and Amendments. Both dated April 9, 1990 (physically filed in Form 10-K for the Year Ended December 31, 1990 as
          EXHIBIT E).   **

10.11 Coal Transshipment Agreement by and between Interstate Power Company and Orba-Johnson Transshipment Company dated December 20, 1979 (physically filed in Form 10-K for the Year Ended December 31, 1979 as EXHIBIT F, and filed in Form 10-K/A for the
          Year Ended December 31, 1995 as EX-10.b).   **

10.12 Coal Transloading Agreement between Interstate Power Company and Orba-Johnson Transshipment Company dated December 20, 1995 (filed in Form 10-K/A for the Year Ended December 31, 1995 as
          EX-10.a).   **


*    Filed Herewith
**   Previously Filed
Exhibit
Number    Description of Exhibit

10.13 Barge Transportation Agreement dated March 1, 1990 between Orgulf Transport Company and Interstate Power Company for the shipment of coal from the Orba-Johnson Transshipment Terminal near Keokuk, Iowa to the Unit 4 power-generating facility at Lansing, Iowa (physically filed in Form 10-K for the Year Ended December 31, 1990 as EXHIBIT J). **

10.14 Coal Supply Agreement between Interstate Power Company and Powderhorn Coal Company filed under Form SE as confidential and non-public (filed in Form 10-K for the Year Ended December 31,
          1994 as EX-10.a).   **

12        Statement re Computation of Ratios.   *

13        The Company's 1996 Annual Report to Stockholders.   *

23        Consent of Independent Auditors.   *

27        Financial Data Schedule (required for electronic filing only in
          accordance with Item 601 (c) (1) of Regulation S-K).   *

99.1      Unaudited Pro Forma Combined Financial Information of
          Interstate Energy Corporation.   *

99.2 Summary Plan Description for the Interstate Power Company 401(k) Plan dated November 30, 1993 (filed in Form 10-K for the Year
          Ended December 31, 1993 as EX-99.c).   **

99.3 Interstate Power Company Irrevocable Trust Agreement dated April 30, 1990 (filed in Form 10-K for the Year Ended December 31,
          1993 as EX-99.f).   **

99.4 Interstate Power Company Amended Deferred Compensation Plan as amended through January 30, 1990 (filed in Form 10-K for the
          Year Ended December 31, 1993 as EX-99.e).   **

99.5 Interstate Power Company Supplemental Retirement Plan as amended and restated November 10, 1995 (filed in Form 10-K/A for the
          Year Ended December 31, 1995 as EX-99.b).   **














*    Filed Herewith
**   Previously Filed

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTERSTATE POWER COMPANY



Date    March 20, 1997                 By    /s/ M. R. CHASE
                                             (M. R. Chase,
                                             President and Chief
                                             Executive Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                          Title

/s/ M. R. CHASE               President and Chief Executive
   (M. R. Chase)               Officer (Principal Executive
                               Officer and Principal
                               Financial Officer)

/s/ W. C. TROY                Controller (Principal
   (W. C. Troy)                Accounting Officer)

/s/ W. H. STOPPELMOOR         Chairman of the Board
   (W. H. Stoppelmoor

/s/ A. B. ARENDS              Director
   (A. B. Arends)

/s/ J. E. BYRNS               Director
   (J. E. Byrns)

/s/ A. D. CORDES              Director
   (A. D. Cordes)

/s/ J. L. HANES               Director
   (J. L. Hanes)

/s/ G. L. KOPISCHKE           Director
   (G. L. Kopischke)






Date   March 20, 1997



                                                            SCHEDULE II

                         INTERSTATE POWER COMPANY

             VALUATION AND QUALIFYING ACCOUNTS AND PROVISIONS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                          (Thousands of Dollars)
COLUMN A                COLUMN B       COLUMN C       COLUMN D    COLUMN E

                                       ADDITIONS
                       BALANCE AT  CHARGED   CHARGED  DEDUCTION   BALANCE
                       BEGINNING     TO      TO OTHER   FROM      AT END
DESCRIPTION             OF YEAR    INCOME    ACCOUNTS RESERVES    OF YEAR


YEAR ENDED DEC. 31, 1996
 Valuation account
 deducted from caption
 of which it applies -
 accumulated provision
 for doubtful accounts      $200     $277     $143 (a)  $420 (b)    $200

 Provision for medical
 benefits, injuries
 and damages              $4,682   $6,469   $1,215    $9,341 (c)  $3,025


YEAR ENDED DEC. 31, 1995
 Valuation account
 deducted from caption
 of which it applies -
 accumulated provision
 for doubtful accounts      $200     $169     $144 (a)  $313 (b)    $200

 Provision for medical
 benefits, injuries
 and damages              $4,671   $5,729   $1,081    $6,799 (c)  $4,682


YEAR ENDED DEC. 31, 1994
 Valuation account
 deducted from caption
 of which it applies -
 accumulated provision
 for doubtful accounts      $203     $243     $148 (a)  $394 (b)    $200

 Provision for medical
 benefits, injuries
 and damages              $4,105   $7,240   $2,757    $9,431 (c)  $4,671



(a) Recoveries on accounts previously written off.
(b) Accounts written off.
(c) Claims and damages paid and expenses in connection therewith.


                                 S-1  (27)



DELOITTE & TOUCHE LLP





INDEPENDENT AUDITORS' REPORT


Interstate Power Company:

We have audited the financial statements of Interstate Power Company as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 30, 1997; such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Interstate Power Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Davenport, Iowa

January 30, 1997


























INDEX OF EXHIBITS FILED HEREWITH:


EX-3.(i).1      Restated Certificate of Incorporation of Interstate Power
                Company as originally filed April 18, 1925 and as amended effective through October 21, 1993.

EX-3.(i).2      Certificate of Amendment to the Restated Certificate of
                Incorporation of Interstate Power Company, effective
                March 4, 1997.

EX-10.1  P      Gas Portfolio Management and Sales Contract between
                Interstate Power Company and MidCon Gas Services Corp.
                filed under Form SE as confidential and non-public

EX-10.2 Mid-Continent Area Power Pool (MAPP) Restated Agreement dated January 12, 1996

EX-10.3 Mid-Continent Area Power Pool (MAPP) Center Agreement dated December 2, 1996

EX-12           Statement re Computation of Ratios

EX-13           The Company's 1996 Annual Report to Stockholders

EX-23           Consent of Independent Auditors

EX-27 Financial Data Schedule (required for electronic filing only in accordance with Item 601 (c) (1) of Regulation S-K)

EX-99.1 Unaudited Pro Forma Combined Financial Information of Interstate Energy Corporation