Form 10-K405/A
period 1996-12-31
INTERSTATE POWER CO
filed 1997-03-26
CIK 51720

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














INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS (CONT'D.)

Exhibit
Number    Description of Exhibit

2.1 Agreement and Plan of Merger, dated as of November 10, 1995, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company and AMW Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K of Interstate Power Company, a Delaware corporation, dated November 10, 1995). **

2.2 Amendment No. 1 to the Agreement and Plan of Merger and Stock Option Agreements, dated May 22, 1996, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company, AMW Acquisition, Inc., WPLH Acquisition Co. and Interstate Power Company (incorporated by reference to Exhibit 2.1 to the Form 8-K of Interstate Power Company, a Delaware corporation, dated May 22, 1996). **

2.3 Amendment No. 2 to the Agreement and Plan of Merger, as amended, dated August 16, 1996, by and among WPL Holdings, Inc., IES Industries, Inc., Interstate Power Company, WPLH Acquisition Co. and Interstate Power Company (incorporated by reference to Exhibit 2.1 to the Form 8-K of Interstate Power Company, a Delaware corporation, dated August 23, 1996). **

3.(i).1 Restated Certificate of Incorporation of Interstate Power Company as originally filed April 18, 1925 and as amended
          effective through October 21, 1993.   *

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



*    Filed Herewith
**   Previously Filed

Exhibit
Number    Description of Exhibit

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

*    Filed Herewith
**   Previously Filed

Exhibit
Number    Description of Exhibit

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





*    Filed Herewith
**   Previously Filed
Exhibit
Number    Description of Exhibit

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




*    Filed Herewith
**   Previously Filed

Exhibit
Number    Description of Exhibit

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

                         INTERSTATE POWER COMPANY

             VALUATION AND QUALIFYING ACCOUNTS AND PROVISIONS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                          (Thousands of Dollars)
COLUMN A                COLUMN B       COLUMN C       COLUMN D    COLUMN E

                                       ADDITIONS
                       BALANCE AT  CHARGED   CHARGED  DEDUCTION   BALANCE
                       BEGINNING     TO      TO OTHER   FROM      AT END
DESCRIPTION             OF YEAR    INCOME    ACCOUNTS RESERVES    OF YEAR


YEAR ENDED DEC. 31, 1996
 Valuation account
 deducted from caption
 of which it applies -
 accumulated provision
 for doubtful accounts      $200     $277     $143 (a)  $420 (b)    $200

 Provision for medical
 benefits, injuries
 and damages              $4,682   $6,469   $1,215    $9,341 (c)  $3,025


YEAR ENDED DEC. 31, 1995
 Valuation account
 deducted from caption
 of which it applies -
 accumulated provision
 for doubtful accounts      $200     $169     $144 (a)  $313 (b)    $200

 Provision for medical
 benefits, injuries
 and damages              $4,671   $5,729   $1,081    $6,799 (c)  $4,682


YEAR ENDED DEC. 31, 1994
 Valuation account
 deducted from caption
 of which it applies -
 accumulated provision
 for doubtful accounts      $203     $243     $148 (a)  $394 (b)    $200

 Provision for medical
 benefits, injuries
 and damages              $4,105   $7,240   $2,757    $9,431 (c)  $4,671



(a) Recoveries on accounts previously written off.
(b) Accounts written off.
(c) Claims and damages paid and expenses in connection therewith.


                                 S-1  (28)



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