Form 10-Q
period 1997-03-31
INTERSTATE POWER CO
filed 1997-05-13
CIK 51720

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997

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

                                                         Shares Outstanding
                                                             May 1, 1997

Common Stock Par Value $3.50 Per Share                    9,712,652 Shares


                          INTERSTATE POWER COMPANY
                                 Form 10-Q
                              Table of Contents



Part I - Financial Information

Item 1.  Statements of Income - Three Months Ended                   1
         Balance Sheets - Assets                                     2
         Balance Sheets - Capitalization and Liabilities             3
         Statements of Cash Flows                                    4
         Summarized Financial Information                            5
Item 2.  Management's Discussion and Analysis                        6


Part II - Other Information

Item 1.  Legal Proceedings                                          10
Item 2.  Changes in Securities                                      10
Item 3.  Defaults Upon Senior Securities                            10
Item 4.  Submission of Matters to a Vote of Security Holders        10
Item 5.  Other Information                                          10
Item 6.  Exhibits and Reports on Form 8-K                           11




                          INTERSTATE POWER COMPANY
                            STATEMENTS OF INCOME
                                 (Unaudited)

                                                             Three Months
                                                            Ended March 31
                                                            1997      1996
                                                            (In Thousands)
OPERATING REVENUES:
  Electric                                               $ 64,281  $ 65,915
  Gas                                                      24,592    21,134
                                                           88,873    87,049
OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                          14,999    14,774
     Power purchased                                       11,722    14,193
     Cost of gas sold                                      13,391    11,473
     Other operating expenses                              14,569    11,712
  Maintenance                                               3,702     3,693
  Depreciation                                              7,852     7,577
  Income taxes:
     Federal currently payable                              4,062     3,961
     State currently payable                                1,214     1,186
     Deferred taxes-net                                       491     1,047
     Investment tax credit amortization                      (257)     (257)
  Property and other taxes                                  4,212     4,550
          Total operating expenses                         75,957    73,909

OPERATING INCOME                                           12,916    13,140

OTHER INCOME AND DEDUCTIONS                                   347       478

INCOME BEFORE INTEREST CHARGES                             13,263    13,618

INTEREST CHARGES:
  Long-term debt                                            3,644     3,646
  Other interest charges                                      301       475
  Allowance for borrowed funds used during construction       (14)      (44)
          Total interest charges                            3,931     4,077

NET INCOME                                                  9,332     9,541

PREFERRED STOCK DIVIDENDS                                     617       615

NET INCOME AVAILABLE FOR COMMON STOCK                    $  8,715  $  8,926

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                 9,679     9,564

EARNINGS PER COMMON SHARE OUTSTANDING                    $    .90  $    .93

DIVIDENDS PAID PER COMMON SHARE                          $    .52  $    .52

The accompanying Notes to Financial Statements are an integral part of these statements.



                          INTERSTATE POWER COMPANY
                               BALANCE SHEETS
                                   ASSETS
                                 (Unaudited)


                                                           Mar. 31   Dec. 31
                                                             1997      1996
                                                             (In Thousands)


UTILITY PLANT (at original cost)                          $927,759  $924,183
  Less accumulated provision for depreciation              433,486   426,471
     Utility plant - net                                   494,273   497,712


OTHER PROPERTY AND INVESTMENTS                                 518       453


CURRENT ASSETS:
  Cash and cash equivalents                                  2,540     3,072
  Accounts receivable less reserve                          27,638    28,227
  Inventories - at average cost:
     Fuel                                                   11,444    16,623
     Materials and supplies                                  6,699     6,214
  Prepaid pension cost                                       5,859     3,331
  Prepaid income tax                                         9,957     9,483
  Other prepayments and current assets                         973       683
     Total current assets                                   65,110    67,633


DEFERRED DEBITS:
  Regulatory assets                                          9,809    10,346
  Regulatory assets for deferred income taxes               26,688    26,583
  Deferred energy efficiency costs                          30,627    29,857
  Unamortized debt expense                                   5,658     5,710
  Other                                                      1,876       906
     Total deferred debits                                  74,658    73,402


          TOTAL                                           $634,559  $639,200

The accompanying Notes to Financial Statements are an integral part of these statements.



                          INTERSTATE POWER COMPANY
                               BALANCE SHEETS
                       CAPITALIZATION AND LIABILITIES
                                 (Unaudited)


                                                           Mar. 31   Dec. 31
                                                             1997      1996
                                                             (In Thousands)

CAPITALIZATION:
  Common stock, par value $3.50 per share;
     Authorized - 30,000,000 shares; issued
     and outstanding - 9,710,249 in 1997
     and 9,670,866 in 1996                                $ 33,986  $ 33,848
  Additional paid-in capital                               106,962   105,959
  Retained earnings                                         69,935    66,251
     Total common equity                                   210,883   206,058
  Preferred stock, par value $50 per share                  34,995    34,966
     Total stockholders' equity                            245,878   241,024
  Long-term debt                                           171,750   171,731
     Total capitalization                                  417,628   412,455


CURRENT LIABILITIES:
  Commercial paper payable                                  13,400    28,700
  Long-term debt maturing within one year                   17,000    17,000
  Accounts payable                                          11,467    14,013
  Payrolls accrued                                           3,331     3,291
  Taxes accrued                                             20,499    16,953
  Interest accrued                                           4,317     2,817
  FERC Order 636 transition costs                            1,900     2,200
  Other                                                      4,769     3,477
     Total current liabilities                              76,683    88,451


DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
  Accumulated deferred income taxes                        100,506    99,303
  Accumulated deferred investment tax credits               16,756    17,013
  Deferred pension cost                                      4,999     4,999
  Accrued postretirement benefit cost                        2,904     1,311
  Environmental clean-up costs                               7,234     7,234
  Other                                                      7,849     8,134
     Total deferred credits and other non-current
          liabilities                                      140,248   137,994


          TOTAL                                           $634,559  $639,200

The accompanying Notes to Financial Statements are an integral part of these statements.



                          INTERSTATE POWER COMPANY
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                            Three Months
                                                           Ended March 31
                                                            1997     1996
                                                           (In Thousands)
RECONCILIATION OF NET INCOME TO CASH FLOWS
FROM OPERATING ACTIVITIES:
  Net income                                              $ 9,332   $ 9,541
  Adjustment for non-cash items:
     Depreciation                                           7,852     7,577
     Deferred income taxes                                  1,099     1,056
     Investment tax credit amortization                      (257)     (257)
     Allowance for equity funds used during construction       (6)       (0)
  Changes in assets and liabilities:
     Accounts receivable - net                                588    (1,762)
     Fuel                                                   5,183     7,397
     Materials and supplies                                  (485)     (253)
     Accounts payable and other current liabilities        (1,866)    1,350
     Accrued and prepaid taxes                              3,072     4,035
     Interest accrued                                       1,499     1,504
     Other prepayments and current assets                  (2,918)   (2,983)
     Deferred energy conservation costs                      (770)     (950)
     Regulatory assets                                        432       (44)
  Other operating activities                                1,154       287
  Cash flows from operating activities                     23,909    26,498

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                               (4,447)   (4,756)
  Allowance for borrowed funds used during construction       (14)      (44)
  Other                                                      (202)     (295)
  Cash flows from investing activities                     (4,663)   (5,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                  1,152         0
  Retirement of long-term debt                                  0         0
  Dividends on common and preferred stock                  (5,630)   (5,572)
  Sale of commercial paper - net                          (15,300)  (16,150)
  Cash flows from financing activities                    (19,778)  (21,722)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS:         (532)  $  (319)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                     $ 3,072   $ 1,537
  End of period                                           $ 2,540   $ 1,218

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (net of amount capitalized)                 $ 2,354   $ 2,373
     Income taxes                                         $   785   $   910

The accompanying Notes to Financial Statements are an integral part of these statements.



                          INTERSTATE POWER COMPANY

                      Summarized Financial Information

The March 31, 1997 financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1996 Form 10-K/A. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company's Form 10-K/A for the year ended December 31, 1996.

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

EARNINGS PER SHARE for the first quarter of 1997 were $0.90 compared to $0.93 for the first quarter of 1996. Net income for the first quarter of 1997 was $9.3 million, compared to $9.5 million for the first quarter of 1996.

The ELECTRIC MARGIN (revenue less certain other costs, primarily fuel and purchased power) for the first quarter of 1997 was $36.4 million compared to $36.1 million for the first quarter of 1996.

                                      Three Months Ended March 31
ELECTRIC SALES (Mwh)                 1997         1996       % Change
Residential                         281,260      281,350        (0.0)
Commercial                          186,753      188,455        (0.9)
Industrial                          782,453      774,179         1.1
Other                                15,545       15,663        (0.8)
  Subtotal                        1,266,011    1,259,647         0.5
Interchange                           7,325       37,183         N/A
Sales for Resale                     27,074       61,022       (55.6)
  Total Electric Sales            1,300,410    1,357,852        (4.2)

The weather-sensitive portion of sales declined due to warmer temperatures in the first quarter of 1997 compared to the same period in 1996. The increase in industrial sales was primarily attributable to the strength of the economy. Sales for resale were down as a result of 7 of the company's 18 firm municipal electric wholesale customers having elected to purchase their requirements from other utilities. In addition, two firm municipal customers have given the company notice that they intend to purchase their requirements from other utilities when their contracts expire later in 1997.


                                      Three Months Ended March 31
ELECTRIC REVENUES (000's)            1997         1996       % Change
Residential                         $19,971      $20,052        (0.4)
Commercial                           11,641       11,864        (1.9)
Industrial                           28,543       28,635        (0.3)
Other                                 2,986        2,572        16.1
  Subtotal                           63,141       63,123         0.0
Interchange                             188          727         N/A
Sales for Resale                        952        2,065       (53.9)
  Total Electric Revenues           $64,281      $65,915        (2.5)

The decreased revenues for the first quarter of 1997 were primarily attributable to reduced resale Mwh sales as discussed above. Although interchange revenues decreased this quarter, the impact on net income was negligible as the majority of the margin on interchange sales is returned to customers through the fuel adjustment clause.

The GAS MARGIN (revenue less certain other costs, primarily purchased gas) for the first quarter of 1997 was $10.9 million compared to $9.5 million for the same period in 1996. The improved gas margin is primarily due to a Minnesota gas rate increase in an annual amount of $2.1 million which was implemented in September 1996.

The COST OF GAS SOLD increased $1.9 million, or 16.7%, during the first quarter of 1997 compared to the same period in 1996 primarily due to the 32% increase in the unit cost of gas.

                                      Three Months Ended March 31
GAS DELIVERIES (MMcf)                1997         1996       % Change
Residential                           2,400        2,484        (3.4)
Commercial                            1,413        1,403         0.7
Industrial                              433          387        11.9
Other                                     5            5         N/A
  Total Gas Sales                     4,251        4,279        (0.7)
Gas Transportation                    7,522        6,701        12.3
  Total Gas Deliveries               11,773       10,980         7.2

The decrease in residential gas sales is primarily a result of 10% warmer temperatures during the first quarter of 1997 compared to the first quarter of 1996. The increase in transportation volumes was mainly attributable to greater deliveries to two major industrial customers.

                                      Three Months Ended March 31
GAS REVENUES $ (000's)               1997         1996       % Change
Residential                         $14,237      $12,496        13.9
Commercial                            7,647        6,441        18.7
Industrial                            1,923        1,482        29.8
Other                                    61           49         N/A
  Total Gas Sales Revenues           23,868       20,468        16.6
Gas Transportation                      723          666         8.6
  Total Gas Revenues                $24,591      $21,134        16.4

The cost of FUEL FOR ELECTRIC GENERATION was comparable to the first quarter of 1996, however, expenses were adjusted for the net overcollection of the fuel clause, resulting in a reduction in net cost of $2.0 million, or 12.6% PURCHASED POWER EXPENSE decreased $2.5 million, or 17.4%. compared to last year. Kilowatt-hours generated and purchased by the company decreased 6.2% compared to the first quarter of 1996, while the cost per kilowatt-hour decreased by 10.2%. Capacity charges included in purchased power expense were $5.8 million for both the first quarter of 1997 and the first quarter of 1996.

OTHER OPERATING EXPENSE included an increase over last year of $0.7 million in litigation expense to recover investigation and remediation costs for coal tar waste clean-up at former manufactured gas sites. In addition, the 1997 operating costs included an increase of $0.3 million in transmission costs resulting from changes in federal open access rules. Also included in the 1997 expense was an increase of approximately $0.6 million of energy efficiency cost recovery for the Minnesota jurisdiction. The first quarter of 1997 included $343,000 of transmission service expenses compared to $44,000 during the same period in 1996. These intra-pool transmission service fees are required by the MAPP Agreement which was effective May 1, 1995. Under the MAPP Agreement, the company realized revenues of $327,000 during the first quarter of 1997 compared to $30,000 in 1996.

DEPRECIATION EXPENSE increased by $275,000 or 3.6% for the first quarter of 1997 compared to the first quarter of 1996. This was primarily due to increased investment in utility plant and increased depreciation rates approved by the Minnesota Public Utilities Commission. The increased rates were implemented in September 1996 and were retroactive to January 1, 1996.

Total INCOME TAX EXPENSE was $5.7 million for the first quarter of 1997 compared to $6.3 million for the first quarter of 1996. The decrease was mainly due to lower income before taxes. The Internal Revenue Service has completed its audit of the federal income tax filings for the years 1992, 1993, and 1994.

OTHER INCOME included $0.5 million of supplemental income for implementing demand side management (DSM) programs. Continued expenditures for DSM increased the total deferred amounts to $30.6 million at March 31, 1997 compared to $24.1 million at March 31, 1996. The 1990, 1991 and 1992 DSM costs are being recovered over a four year period beginning in October 1994. An Iowa Utilities Board order, issued on April 7, 1997, allows the company to recover the 1993, 1994, and 1995 DSM costs in the amount of $19.5 million over a four year period. The company expects to begin recovery of these costs in June 1997.

OTHER INTEREST EXPENSE decreased approximately $174,000 primarily due to interest on short-term borrowings. Short-term interest expense was $257,000 for the first quarter of 1997 compared to $429,000 for 1996. The average outstanding balance of short-term borrowings during the first quarter of 1997 was $18.9 million compared to $30.3 million during the first quarter of 1996. Interest rates for the first quarter of 1997 averaged 5.4% compared to 5.6% in 1996.

AVERAGE TEMPORARY INVESTMENTS during the first quarter of 1997 were $2.6 million compared to $2.9 million in 1996. The average interest rate was 5.3% in the first quarter of 1997 compared to 5.4% in 1996.

FUEL INVENTORIES were $11.4 million at March 31, 1997, compared to $16.6 million at December 31, 1996 and $11.9 million at March 31, 1996. The decline in inventories from December 31st is primarily due to normal seasonal draw-down of coal supplies during the winter when the river is closed to barge traffic, and the withdrawal of natural gas from underground storage during the winter heating season.

CONSTRUCTION EXPENDITURES during the first quarter of 1997 totaled $4.4 million compared to $4.8 million in 1996. Work on a pipeline installation project accounted for approximately $0.4 million of construction expenditures during the first quarter of 1997. Construction work in progress as of
March 31, 1997 totalled $4.0 million compared to $3.9 million at March 31, 1996. The 1997 and 1998 construction programs are estimated to be $36 million and $45 million, respectively.


OTHER ITEMS

The company does not anticipate any public offerings for new debt or new stock in the next two years other than the purchase of newly issued shares on behalf of the Dividend Reinvestment and Stock Purchase Plan. Current projections of construction expenditures for the 1997 and 1998 periods do not indicate any need for permanent financing.

In May 1995 the company filed an application with the Minnesota Public Utilities Commission for an increase in gas rates in an annual amount of $2.4 million. Increased interim rates in an annual amount of $1.5 million were placed in effect in June 1995. On February 29, 1996 the Commission issued an order allowing an increase in gas rates of $2.1 million. Rates reflecting the increase were implemented in September 1996. The Department of Public Service and the Office of Attorney General appealed the Commission's decision. The appeal was denied by the Minnesota Court of Appeals on February 18, 1997. On March 21, 1997, the Department of Public Service and the Office of Attorney General appealed the decision of the Court of Appeals (and the Commission) to the Minnesota Supreme Court.

The company's potential liability for coal tar waste at former manufactured gas plant sites was discussed in the 1996 Annual Report to Stockholders. Very little activity occurred in the first quarter of 1997 other than additional investigative processes. Testing and soil sampling are continuing, but the company is unable to determine what, if any, remediation will be necessary until a later date. The company is continuing to pursue recovery of costs from certain of its insurers. The company is unable at this point to determine what portion, if any, of the proceeds from the insurance companies will be refunded to its customers.




                          INTERSTATE POWER COMPANY
                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to the 1996 Form 10-K/A Item 3 for certain pending legal proceedings. Reference is also made to the Management Discussion and Analysis included herein. Other than these items, there are no material pending legal proceedings, or proceedings known to be contemplated by governmental authorities, other than ordinary routine litigation incidental to the business, to which the company is a party or of which any of the company's property is the subject.

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

ITEM 5.   OTHER INFORMATION

          Proposed Merger

          The company, WPL Holdings, Inc. (WPLH) and IES Industries Inc.
          (IES) have entered into an Agreement and Plan of Merger dated November 10, 1995, as amended on May 22, 1996 and August 16, 1996, (Merger Agreement) providing for: a) the company becoming a wholly-owned subsidiary of WPLH and b) the merger of IES with and into WPLH, which merger will result in the combination of IES and WPLH as a single holding company. The holding company will be named Interstate Energy Corporation (Interstate Energy). Under terms of the Merger Agreement, the outstanding shares of WPLH's common stock will remain unchanged and outstanding as shares of Interstate Energy. Each outstanding share of IES common stock will be converted to 1.14 shares of Interstate Energy's common stock and each share of the company's common stock will be converted to 1.11 shares of Interstate Energy's common stock. The proposed merger, which will be accounted for as a pooling of interests, was approved by the shareholders of each company on September 5, 1996, and is subject to approval by several federal and state regulatory agencies. On March 24, the Minnesota Public Utilities Commission issued its order granting approval for the merger with conditions. In Illinois, an administrative law judge for the Illinois Commerce Commission also recommended approval of the merger. The Federal Energy Regulatory Commission is holding hearings on the merger beginning the end of April. Wisconsin's and Iowa's public service commissions will hold hearings in June and July, respectively. The companies expect final regulatory approval by the latter part of 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       List of Exhibits filed as a part of this report:

          Exhibit
          Number       Description of Exhibit
          10.1         Change in Control Agreement, dated November 8,
                       1995, by and between Interstate Power Company and Michael R. Chase.

          10.2 Change in Control Agreement, dated November 8, 1995, by and between Interstate Power Company and Richard R. Ewers.

          10.3 Change in Control Agreement, dated November 8, 1995, by and between Interstate Power Company and Donald E. Hamill.

          10.4 Change in Control Agreement, dated November 8, 1995, by and between Interstate Power Company and Donald D. Jannette.

          10.5 Change in Control Agreement, dated November 8, 1995, by and between Interstate Power Company and Joseph C. McGowan.

          10.6 Change in Control Agreement, dated November 8, 1995, by and between Interstate Power Company and Ray P. Richards.

          10.7 Change in Control Agreement, dated November 8, 1995, by and between Interstate Power Company and William C. Troy.

          10.8 Change in Control Agreement, dated November 8, 1995, by and between Interstate Power Company and Dale R. Sharp.
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K (CONT'D.)

          Exhibit
          Number       Description of Exhibit

          10.9 Change in Control Agreement, dated November 8, 1995, by and between Interstate Power Company and Wayne H. Stoppelmoor.

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



                                            Interstate Power Company
                                                 (Registrant)


Date     May 12, 1997                             /s/ W. C. Troy
                                               W. C. Troy, Controller
                                            (Duly Authorized Officer and
                                            Principal Accounting Officer)




INDEX OF EXHIBITS FILED HEREWITH:


EX-10.1 Change in Control Agreement, dated November 8, 1995, by and between Interstate Power Company and Michael R. Chase.

EX-10.2 Change in Control Agreement, dated November 8, 1995, by and between Interstate Power Company and Richard R. Ewers.

EX-10.3 Change in Control Agreement, dated November 8, 1995, by and between Interstate Power Company and Donald E. Hamill.

EX-10.4 Change in Control Agreement, dated November 8, 1995, by and between Interstate Power Company and Donald D. Jannette.

EX-10.5 Change in Control Agreement, dated November 8, 1995, by and between Interstate Power Company and Joseph C. McGowan.

EX-10.6 Change in Control Agreement, dated November 8, 1995, by and between Interstate Power Company and Ray P. Richards.

EX-10.7 Change in Control Agreement, dated November 8, 1995, by and between Interstate Power Company and William C. Troy.

EX-10.8 Change in Control Agreement, dated November 8, 1995, by and between Interstate Power Company and Dale R. Sharp.

EX-10.9 Change in Control Agreement, dated November 8, 1995, by and between Interstate Power Company and Wayne H. Stoppelmoor.

EX-27 Financial Data Schedule (required for electronic filing only in accordance with Item 601(c)(1) of Regulation S-K).