Form 10-Q
period 1997-06-30
INTERSTATE POWER CO
filed 1997-08-13
CIK 51720

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549


                            FORM 10-Q


[MARK ONE]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1997

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X       No

     Indicate the number of shares outstanding of each of the issuers classes of common stock.

                                                       Shares Outstanding
                                                         August 1, 1997

Common Stock Par Value $3.50 Per Share                  9,751,076 Shares




                    INTERSTATE POWER COMPANY
                            FORM 10-Q
                        Table of Contents


Part I  -  Financial Information

Item 1.   Statements of Income - Three Months Ended . . . . . . . . .1
          Statements of Income - Six Months Ended . . . . . . . . . .2
          Balance Sheets - Assets . . . . . . . . . . . . . . . . . .3
          Balance Sheets - Capitalization and Liabilities . . . . . .4
          Statements of Cash Flows. . . . . . . . . . . . . . . . . .5
          Summarized Financial Information. . . . . . . . . . . . . .6
Item 2.   Management's Discussion and Analysis. . . . . . . . . . . .7


Part II  -  Other Information

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . 11
Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . 11
Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . 11
Item 4.   Submission of Matters to a Vote of Security Holders . . . 11
Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . 12
Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 13



                         INTERSTATE POWER COMPANY
                           STATEMENTS OF INCOME
                                (Unaudited)

                                                          Three Months
                                                          Ended June 30
                                                          1997      1996
                                                          (In Thousands)
OPERATING REVENUES:
  Electric                                              $ 62,403  $ 67,021
  Gas                                                      8,808     9,277
                                                          71,211    76,298
OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                         10,522    14,167
     Power purchased                                      15,290    16,787
     Cost of gas sold                                      5,476     5,112
     Other operating expenses                             13,769    13,706
  Maintenance                                              4,829     4,740
  Depreciation                                             7,878     7,599
  Income Taxes:
     Federal currently payable                               636       993
     State currently payable                                 203       304
     Deferred taxes-net                                    1,246     1,410
     Investment tax credit amortization                     (257)     (257)
  Property and other taxes                                 4,236     4,088
          Total operating expenses                        63,828    68,649

OPERATING INCOME                                           7,383     7,649

OTHER INCOME AND DEDUCTIONS                                  617       236

INCOME BEFORE INTEREST CHARGES                             8,000     7,885

INTEREST CHARGES:
  Long-term debt                                           3,470     3,647
  Other interest charges                                     457       369
  Allowance for borrowed funds used during construction      (46)      (58)
          Total interest charges                           3,881     3,958

NET INCOME                                                 4,119     3,927

PREFERRED STOCK DIVIDENDS                                    617       616

NET INCOME AVAILABLE FOR COMMON STOCK                   $  3,502  $  3,311

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                9,717     9,568

EARNINGS PER COMMON SHARE OUTSTANDING                   $    .36  $    .34

DIVIDENDS PAID PER COMMON SHARE                         $    .52  $    .52

The accompanying Notes to Financial Statements are an integral part of these statements.



                    INTERSTATE POWER COMPANY
                      STATEMENTS OF INCOME
                          (Unaudited)

                                                           Six Months
                                                          Ended June 30
                                                          1997      1996
                                                          (In Thousands)
OPERATING REVENUES:
  Electric                                              $126,683  $132,936
  Gas                                                     33,400    30,411
                                                         160,083   163,347
OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                         25,521    28,941
     Power purchased                                      27,012    30,980
     Cost of gas sold                                     18,867    16,585
     Other operating expenses                             28,337    25,418
  Maintenance                                              8,531     8,433
  Depreciation                                            15,730    15,175
  Income Taxes:
     Federal currently payable                             4,698     4,954
     State currently payable                               1,416     1,490
     Deferred taxes-net                                    1,738     2,457
     Investment tax credit amortization                     (514)     (514)
  Property and other taxes                                 8,448     8,638
          Total operating expenses                       139,784   142,557

OPERATING INCOME                                          20,299    20,790

OTHER INCOME AND DEDUCTIONS                                  964       713

INCOME BEFORE INTEREST CHARGES                            21,263    21,503

INTEREST CHARGES:
  Long-term debt                                           7,115     7,293
  Other interest charges                                     758       844
  Allowance for borrowed funds used during construction      (60)     (102)
          Total interest charges                           7,813     8,035

NET INCOME                                                13,450    13,468

PREFERRED STOCK DIVIDENDS                                  1,234     1,231

NET INCOME AVAILABLE FOR COMMON STOCK                   $ 12,216  $ 12,237

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                9,698     9,566

EARNINGS PER COMMON SHARE OUTSTANDING                   $   1.25  $   1.28

DIVIDENDS PAID PER COMMON SHARE                         $   1.04  $   1.04

The accompanying Notes to Financial Statements are an integral part of these statements.



                    INTERSTATE POWER COMPANY
                        BALANCE SHEETS
                            ASSETS
                          (Unaudited)

                                                        June 30   Dec. 31
                                                          1997      1996
                                                          (In Thousands)

UTILITY PLANT (at original cost)                       $931,934  $924,183
  Less accumulated provision for depreciation           439,136   426,471
     Utility plant - net                                492,798   497,712


OTHER PROPERTY AND INVESTMENTS                              477       453


CURRENT ASSETS:
  Cash and cash equivalents                               2,307     3,072
  Accounts receivable less reserve                       24,975    28,227
  Inventories - at average cost:
     Fuel                                                15,509    16,623
     Materials and supplies                               6,989     6,214
  Prepaid pension cost                                    5,082     3,331
  Prepaid income tax                                      9,722     9,483
  Other prepayments and current assets                    2,071       683
     Total current assets                                66,655    67,633


DEFERRED DEBITS:
  Regulatory assets                                       9,392    10,346
  Regulatory assets for deferred income taxes            26,793    26,583
  Deferred energy efficiency costs                       31,432    29,857
  Unamortized debt expense                                5,607     5,710
  Other                                                   2,523       906
     Total deferred debits                               75,747    73,402


          TOTAL                                        $635,677  $639,200

The accompanying Notes to Financial Statements are an integral part of these statements.



                         INTERSTATE POWER COMPANY
                      CAPITALIZATION AND LIABILITIES
                                (Unaudited)

                                                        June 30   Dec. 31
                                                          1997      1996
                                                          (In Thousands)

CAPITALIZATION:
  Common stock, par value $3.50 per share;
     Authorized - 30,000,000 shares; issued
     and outstanding - 9,748,705 in 1997
     and 9,670,866 in 1996                             $ 34,120  $ 33,848
  Additional paid-in capital                            107,943   105,959
  Retained earnings                                      68,385    66,251
     Total common equity                                210,448   206,058
Preferred stock, par value $50 per share                 35,024    34,966
     Total stockholders' equity                         245,472   241,024
  Long-term debt                                        171,769   171,731
     Total capitalization                               417,241   412,755


CURRENT LIABILITIES:
  Commercial paper payable                               38,700    28,700
  Long-term debt maturing within one year                     0    17,000
  Accounts payable                                       12,388    14,013
  Payrolls accrued                                        3,510     3,291
  Taxes accrued                                          15,570    16,953
  Interest accrued                                        2,647     2,817
  FERC Order 636 transition costs                         1,700     2,200
  Other                                                   2,846     3,477
     Total current liabilities                           77,361    88,451


DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
  Accumulated deferred income taxes                     101,622    99,303
  Accumulated deferred investment tax credits            16,499    17,013
  Deferred pension cost                                   4,999     4,999
  Accrued postretirement benefit cost                     1,094     1,311
  Environmental clean-up costs                            6,234     7,234
  Other                                                  10,627     8,134
     Total deferred credits and other non-current
          liabilities                                   141,075   137,994


          TOTAL                                        $635,677  $639,200

The accompanying Notes to Financial Statements are an integral part of these statements.



                         INTERSTATE POWER COMPANY
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                            Six Months
                                                          Ended June 30
                                                          1997      1996
                                                          (In Thousands)
RECONCILIATION OF NET INCOME TO CASH FLOWS
FROM OPERATING ACTIVITIES:
  Net income                                            $13,450   $13,468
  Adjustment for non-cash items:
     Depreciation                                        15,730    15,175
     Deferred income taxes                                2,109     2,571
     Investment tax credit amortization                    (514)     (514)
     Allowance for equity funds used during construction    (16)       (3)
  Changes in assets and liabilities:
     Accounts receivable - net                            3,252       499
     Fuel                                                 1,120     5,412
     Materials and supplies                                (775)     (446)
     Accounts payable and other current liabilities      (2,104)    1,971
     Accrued and prepaid taxes                           (1,621)   (1,726)
     Interest accrued                                      (170)        5
     Other prepayments and current assets                (3,239)   (1,456)
     Rate refund payable                                      0      (256)
     Deferred energy conservation costs                  (1,575)   (2,919)
     Regulatory assets                                      744       420
  Other operating activities                                154     1,207
  Cash flows from operating activities                   26,545    33,408

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                            (10,845)  (13,624)
  Allowance for borrowed funds used during construction     (60)     (102)
  Other                                                    (403)     (104)
  Cash flows from investing activities                  (11,308)  (13,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                2,279       953
  Retirement of long-term debt                          (17,000)        0
  Dividends on common and preferred stock               (11,281)  (11,144)
  Sale of commercial paper - net                         10,000    (9,600)
  Cash flows from financing activities                  (16,002)  (19,791)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS:    $  (765)  $  (213)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                   $ 3,072   $ 1,537
  End of period                                         $ 2,307   $ 1,324

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (net of amount capitalized)               $ 8,056   $ 7,806
     Income taxes                                       $ 7,255   $ 7,911

The accompanying Notes to Financial Statements are an integral part of these statements.




                    INTERSTATE POWER COMPANY

                Summarized Financial Information


The June 30, 1997 financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1996 Form 10-K/A. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company's Form 10-K/A for the year ended December 31, 1996.

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

EARNINGS PER SHARE for the second quarter of 1997 were $0.36 compared to $0.34 for the second quarter of 1996. Net income for the second quarter of 1997 was $4.1 million, compared to $3.9 million for the second quarter of 1996.

The ELECTRIC MARGIN (revenue less certain other costs, primarily fuel and purchased power) was $35.1 million for the second quarter of 1997 and 1996.

                                      Three Months Ended June 30
ELECTRIC SALES (Mwh)                 1997         1996       % Change
Residential                         219,426      228,791        (4.1)
Commercial                          161,782      164,200        (1.5)
Industrial                          781,322      796,341        (1.9)
Other                                13,473       13,713        (1.8)
  Subtotal                        1,176,003    1,203,045        (2.2)
Interchange                           5,939       93,899         N/A
Sales for Resale                     22,156       45,857       (51.7)
  Total Electric Sales            1,204,098    1,342,801       (10.3)

Residential sales and the weather-sensitive portion of commercial sales declined due to milder temperatures in the second quarter of 1997 compared to the same period in 1996. Industrial sales also decreased primarily due to reduced sales to a major industrial customer. Sales for resale were down as a result of 9 of the company's 18 firm municipal electric wholesale customers purchasing their requirements from other utilities.

                                       Three Months Ended June 30
ELECTRIC REVENUES (000's)             1997         1996      % Change
Residential                         $17,289      $17,922        (3.5)
Commercial                           11,119       11,556        (3.8)
Industrial                           29,860       31,499        (5.2)
Other                                 2,967        2,674        11.0
  Subtotal                           61,235       63,651        (3.8)
Interchange                             117        1,334         N/A
Sales for Resale                      1,051        2,036       (48.4)
  Total Electric Revenues           $62,403      $67,021        (6.9)

The decreased revenues for the second quarter of 1997 were primarily attributable to reduced Mwh sales as discussed above. Although interchange revenues decreased this quarter, the impact on net income was negligible as the majority of the margin on interchange sales is returned to customers through the fuel adjustment clause.

The GAS MARGIN (revenue less certain other costs, primarily purchased gas) for the second quarter of 1997 was $3.1 million compared to $4.0 million for the same period in 1996. The decrease was primarily due to decreased residential and commercial sales. Also contributing to the lower gas margin was the reconciliation of purchases to the billing cycle and the end of the heating season.

                                        Three Months Ended June 30
GAS DELIVERIES (MMcf)                 1997         1996      % Change
Residential                             826          929       (11.1)
Commercial                              481          525        (8.4)
Industrial                              246          225         9.3
Other                                    19           11         N/A
  Total Gas Sales                     1,572        1,690        (7.0)
Gas Transportation                    6,436        6,309         2.0
  Total Gas Deliveries                8,008        7,999         0.1

The decrease in residential gas sales and the weather-sensitive portion of commercial sales was primarily a result of 9.0% warmer temperatures during April and May of 1997 compared to the same time period in 1996. Overall, gas deliveries were up slightly mainly due to a 9.3% increase in industrial gas sales and a 2.0% increase in transportation volumes for the second quarter of 1997 compared to the same period in 1996.

                                        Three Months Ended June 30
GAS REVENUES $ (000's)                1997         1996      % Change
Residential                          $4,905      $ 5,267        (6.9)
Commercial                            2,307        2,461        (6.3)
Industrial                              868          853         1.8
Other                                    82           60         N/A
  Total Gas Sales Revenues            8,163        8,641        (5.5)
Gas Transportation                      646          636         1.6
  Total Gas Revenues                 $8,808       $9,277        (5.0)

Factors in the second quarter 1997 lower revenues include decreased sales to residential and commercial customers, as discussed above.

FUEL FOR ELECTRIC GENERATION decreased $3.6 million or 25.7%, during the second quarter of 1997 compared to the same period in 1996. The decrease was mainly due to a 12% decrease in the cost per ton of coal and a 3.2% reduction in kilowatt-hours generated by the company. PURCHASED POWER EXPENSE decreased $1.5 million during the second quarter of 1997 compared to 1996. This decrease was primarily a result of the 14.7% decrease in kilowatt-hours purchased. Capacity charges included in purchased power expense were $7.0 million for both the second quarter of 1997 and the second quarter of 1996.

OTHER OPERATING EXPENSE included $358,000 of transmission services expenses compared to $79,000 during the same period in 1996. These intra-pool transmission service fees are required by the MAPP Agreement which was effective May 1, 1995. Under the MAPP Agreement, the company realized revenues of $446,000 during the second quarter of 1997 compared to $68,000 in 1996.

DEPRECIATION EXPENSE increased by $279,000 or 3.7% for the second quarter of 1997 compared to the second quarter of 1996. This was primarily due to increased investment in utility plant and increased depreciation rates approved by the Minnesota Public Utilities Commission. The change in rates was implemented in September 1996 and were retroactive to January 1, 1996.

Total INCOME TAX EXPENSE was $2.3 million for the second quarter of 1997 compared to $2.6 million for the second quarter of 1996. The decrease was due to lower pre-tax book income and quarterly adjustments to the 1997 estimated tax liability.

OTHER INCOME included $0.9 million of income relating to a return on demand side management (DSM) programs. Continued expenditures for DSM increased the total deferred amounts to $31.4 million at June 30, 1997 compared to $26.1 million at June 30, 1996. The 1990, 1991 and 1992 DSM costs are being recovered over a four year period beginning in October 1994 and the 1993, 1994, and 1995 DSM costs are being recovered over a four year period beginning in May 1997. The 1996 and 1997 DSM cost recovery is expected to begin in October 1997.

FUEL INVENTORIES were $15.5 million at June 30, 1997, compared to $11.4 million at March 31, 1997 and $13.9 million at June 30, 1996. The increase from the last quarter was primarily attributable to normal seasonal build-up of coal inventory during the summer shipping season.

CONSTRUCTION EXPENDITURES during the second quarter of 1997 totaled $6.4 million compared to $8.9 million in 1996. There were no major individual construction projects during the second quarter of 1997. Construction work in progress as of June 30, 1997 totalled $3.9 million compared to $6.3 million at June 30, 1996. The 1997 and 1998 construction programs are estimated to be $36 million and $45 million, respectively.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

EARNINGS PER SHARE for the six months ended June 30, 1997 were $1.25 compared to $1.28 for the corresponding period in 1996. The decrease in earnings was primarily due to lower earnings per share in the first quarter of 1997 compared to the first quarter of 1996.

The year-to-date ELECTRIC MARGIN increased to $71.5 million from $71.2 million in 1996.

ELECTRIC SALES during the six months ended June 30, 1997 were 7.3% lower than the same period a year ago. This was attributable to reduced sales volumes in residential sales and the weather-sensitive portion of commercial sales. As well, reduced sales volumes to a major industrial customer contributed to the decrease. Other factors in the reduced electric sales were the decreased sales for resale and interchange sales.

ELECTRIC REVENUES decreased 4.7% during the six months ended June 30, 1997 compared to the same period of 1996. This was primarily due to the reduced sales volumes as discussed above.

The year-to-date GAS MARGIN has increased to $14.0 million in 1997 from $13.6 million in 1996 primarily due to a Minnesota gas rate increase in an annual amount of $2.1 million which was implemented in September 1996.

GAS DELIVERIES increased 4.2% during the six months ended June 30, 1997 compared to the same period in 1996. While residential sales and commercial sales were down 5.5% and 1.8%, respectively, industrial sales increased 10.9% and transportation deliveries increased 7.3%.

The 9.8% increase in GAS REVENUES during the six months ended June 30, 1997 compared to the same period in 1996 was primarily due to the Minnesota gas rate increase, as discussed above, as well as the increased industrial sales and transportation deliveries.

Cash flow from operating activities was $26.5 million, used to fund the company's construction program, to reduce short-term debt and to pay common and preferred dividends.

OTHER ITEMS

The company does not anticipate any public offerings for new debt or new stock in the next two years other than the purchase of newly issued shares on behalf of the Dividend Reinvestment and Stock Purchase Plan. Current projections of construction expenditures for the 1997 and 1998 periods do not indicate any need for permanent external financing.

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

The company's potential liability for coal tar waste at former manufactured gas plant sites was discussed in the 1996 Annual Report to Stockholders. Very little activity occurred in the second quarter of 1997 other than additional investigative processes. Testing and soil sampling are continuing, but the company is unable to determine what, if any, remediation will be necessary until a later date. The company is continuing to pursue recovery of costs from certain of its insurers. The company is unable at this point to determine what portion, if any, of the proceeds from the insurance companies will be refunded to its customers.



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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

[a]       THE DATE OF THE MEETING AND WHETHER IT WAS AN ANNUAL OR SPECIAL
          MEETING.

          On May 13, 1997, the Annual Stockholder's Meeting was held.

[b] IF THE MEETING INVOLVED THE ELECTION OF DIRECTORS, THE NAME OF EACH DIRECTOR ELECTED AT THE MEETING AND THE NAME OF EACH OTHER DIRECTOR WHOSE TERM OF OFFICE AS A DIRECTOR CONTINUED AFTER THE MEETING.

          The three Class III members of the Board of Directors were re-elected, to hold office for terms as follows:

               Alan B. Arends           term expiring in 2000
               Michael R. Chase         term expiring in 2000
               Wayne H. Stoppelmoor     term expiring in 2000

          Following are the Class I and II members of the Board of Directors whose terms continued after the meeting:

               Alfred D. Cordes         term expiring in 1998
               Joyce L. Haynes          term expiring in 1998
               James E. Byrns           term expiring in 1999
               Gerald L. Kopischke      term expiring in 1999

[c] BRIEF DESCRIPTION OF EACH OTHER MATTER VOTED UPON AT THE MEETING AND STATE THE NUMBER OF VOTES CAST FOR, AGAINST OR WITHHELD, AS WELL AS THE NUMBER OF ABSTENTIONS AND BROKER NON-VOTES, AS TO EACH SUCH MATTER, INCLUDING A SEPARATE TABULATION WITH RESPECT TO EACH NOMINEE FOR OFFICE.

          The election of three Class III directors, Alan B. Arends, Michael R. Chase, and Wayne H. Stoppelmoor, to hold office for a term of three years expiring at the annual meeting of stockholders of the company to be held in 2000.

          Votes cast were as follows:
                                         For      Against   Abstain
             Alan B. Arends           8,238,699   108,071    77,701
             Michael R. Chase         8,251,696    95,075    77,701
             Wayne H. Stoppelmoor     8,244,667   102,103    77,701

ITEM 5. OTHER INFORMATION

        Proposed Merger

        WPL Holdings, Inc. (WPLH), IES Industries Inc. (IES) and Interstate Power Company (IPC) have entered into an Agreement and Plan of Merger, as amended, dated November 10, 1995, which provides for the combination of all three companies. The new company will be named Interstate Energy Corporation. IES is a holding company headquartered in Cedar Rapids, Iowa, and is the parent company of IES Utilities and IES Diversified. IES Utilities supplies electric and gas service to approximately 336,000 and 176,000 customers, respectively, in Iowa. IES Diversified and its principal subsidiaries are primarily engaged in the energy-related, transportation and real estate development businesses. WPLH is a holding company headquartered in Madison, Wisconsin, and is the parent company of Wisconsin Power and Light Company (WP&L) and Heartland Development Corporation (HDC). WP&L supplies electric and gas service to approximately 385,000 and 150,000 customers, respectively, in south and central Wisconsin. HDC and its principal subsidiaries are engaged in business in three major areas: environmental, energy and affordable housing services. The proposed merger, which will be accounted for as a pooling of interests, was approved by the respective shareowners on September 5, 1996. The merger is conditioned on the receipt of approvals of several federal and state regulatory agencies. The status of these approvals is as follows: On May 7, 1997, the Illinois Commerce Commission (ICC) issued an order approving the proposed merger. On March 24, 1997, the Minnesota Public Utilities Commission (MPUC) issued an order approving the merger without hearings, subject to a number of technical conditions that the parties are willing to meet. Included is a 4-year rate freeze for IPC's Minnesota customers. On May 7, 1997 WP&L filed testimony with the Public Service Commission of Wisconsin (PSCW) proposing a rate freeze from the date of the merger approval through calendar year 2000. The PSCW completed hearings related to the merger in June 1997. Hearings regarding the merger were completed in July 1997 before the Iowa Utilities Board (IUB). Approval from the PSCW and IUB are still pending. The Federal Energy Regulatory Commission (FERC) issued an order on January 15, 1997, finding no substantial market-power concerns with the merger. Some limited issues were set for hearings that began on April 23, 1997 and ended on May 2, 1997. On July 7, 1997, an administrative law judge issued a non-binding recommendation that FERC approve the merger subject to the terms of a stipulation agreement on competition issues entered into between the companies and FERC trial staff. Approval from the FERC is still pending.

        Given that the merger was not consummated before July 7, 1997, the merger partners are required to submit new information to the Department of Justice (DOJ) pursuant to the Hart-Scott-Rodino Antitrust Improvements Act. The DOJ completed its impact review of the merger on market power earlier and all requirements of this review were satisfied. The merger partners do not believe the resubmission will cause any material delays in finalizing the merger.

        The companies expect to receive final decisions on all outstanding regulatory approvals relating to the merger in the fourth quarter of 1997. Additional information regarding the merger is available in IPC's 1996 Annual Report on Form 10-K/A.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

[a]     List of Exhibits filed as a part of this report:

        Exhibit
        Number        Description of Exhibit
        27            Financial Data Schedule (required for electronic
                      filing only in accordance with Item 601[c][1] of Regulation S-K)

[b]     No reports were filed on Form 8-K.




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Interstate Power Company
                                                (Registrant)



Date   August 13, 1997                           /s/ W. C. Troy
                                             W. C. Troy, Controller
                                           (Duly Authorized Officer and
                                           Principal Accounting Officer)




INDEX OF EXHIBITS FILED HEREWITH:

EX-27 Financial Data Schedule (required for electronic filing only in accordance with Item 601[c][1] of Regulation S-K).