Form 10-Q
period 1997-09-30
INTERSTATE POWER CO
filed 1997-11-13
CIK 51720

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549


                            FORM 10-Q


[MARK ONE]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997

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

                                                       Shares Outstanding
                                                        November 1, 1997

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



                         INTERSTATE POWER COMPANY
                           STATEMENTS OF INCOME
                                (Unaudited)
                                                          Three Months
                                                        Ended September 30
                                                          1997      1996
                                                          (In Thousands)
OPERATING REVENUES:
  Electric                                              $ 83,842  $ 79,291
  Gas                                                      5,015     4,191
                                                          88,857    83,482
OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                         16,320    14,344
     Power purchased                                      15,520    16,483
     Cost of gas sold                                      3,863     3,958
     Other operating expenses                             15,428    14,597
  Maintenance                                              4,090     3,961
  Depreciation                                             7,957     8,061
  Income Taxes:
     Federal currently payable                             5,062     3,536
     State currently payable                               1,516     1,070
     Deferred taxes-net                                      955     1,544
     Investment tax credit amortization                     (257)     (257)
  Property and other taxes                                 4,260     3,423
          Total operating expenses                        74,714    70,720

OPERATING INCOME                                          14,143    12,762

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during construction          0         3
  Interest income                                             57        58
  Income taxes                                              (443)     (730)
  Other-net                                                1,019     1,715
          Total other income and deductions                  633     1,046

INCOME BEFORE INTEREST CHARGES                            14,776    13,808

INTEREST CHARGES:
  Long-term debt                                           3,383     3,647
  Other interest charges                                     494       410
  Allowance for borrowed funds used during construction      (49)      (70)
          Total interest charges                           3,828     3,987

NET INCOME                                                10,948     9,821

PREFERRED STOCK DIVIDENDS                                    617       616

NET INCOME AVAILABLE FOR COMMON STOCK                   $ 10,331  $  9,205

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                9,751     9,602

EARNINGS PER COMMON SHARE OUTSTANDING                   $   1.05  $    .95

DIVIDENDS PAID PER COMMON SHARE                         $    .52  $    .52

The accompanying Notes to Financial Statements are an integral part of these statements.



                         INTERSTATE POWER COMPANY
                           STATEMENTS OF INCOME
                                (Unaudited)
                                                           Nine Months
                                                        Ended September 30
                                                          1997      1996
                                                          (In Thousands)
OPERATING REVENUES:
  Electric                                              $210,526  $212,227
  Gas                                                     38,415    34,602
                                                         248,941   246,829
OPERATING EXPENSES:
  Operation:
     Fuel for electric generation                         41,841    43,285
     Power purchased                                      42,532    47,462
     Cost of gas sold                                     22,730    20,543
     Other operating expenses                             43,766    40,016
  Maintenance                                             12,621    12,394
  Depreciation                                            23,687    23,236
  Income Taxes:
     Federal currently payable                             9,760     8,490
     State currently payable                               2,933     2,560
     Deferred taxes-net                                    2,692     4,001
     Investment tax credit amortization                     (771)     (771)
  Property and other taxes                                12,708    12,061
          Total operating expenses                       214,499   213,277

OPERATING INCOME                                          34,442    33,552

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during construction         16         6
  Interest income                                            183       202
  Income taxes                                            (1,106)   (1,227)
  Other-net                                                2,505     2,778
          Total other income and deductions                1,598     1,759

INCOME BEFORE INTEREST CHARGES                            36,040    35,311

INTEREST CHARGES:
  Long-term debt                                          10,498    10,940
  Other interest charges                                   1,253     1,254
  Allowance for borrowed funds used during construction     (110)     (172)
          Total interest charges                          11,641    12,022

NET INCOME                                                24,399    23,289

PREFERRED STOCK DIVIDENDS                                  1,851     1,847

NET INCOME AVAILABLE FOR COMMON STOCK                   $ 22,548  $ 21,442

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                9,716     9,578

EARNINGS PER COMMON SHARE OUTSTANDING                   $   2.32  $   2.23

DIVIDENDS PAID PER COMMON SHARE                         $   1.56  $   1.56

The accompanying Notes to Financial Statements are an integral part of these statements.



                        INTERSTATE POWER COMPANY
                            BALANCE SHEETS
                                ASSETS
                             (Unaudited)


                                                        Sept.30   Dec. 31
                                                          1997      1996
                                                          (In Thousands)

UTILITY PLANT (at original cost)
  Electric                                             $863,251  $852,416
  Gas                                                    69,378    68,047
                                                        932,629   920,463
  Less accumulated provision for depreciation           445,523   426,471
                                                        487,106   493,992
  Held for future use                                       591       591
  Construction work in progress                           5,146     3,129
     Utility plant - net                                492,843   497,712


OTHER PROPERTY AND INVESTMENTS                              448       453


CURRENT ASSETS:
  Cash and cash equivalents                               2,335     3,072
  Accounts receivable less reserve                       26,213    28,227
  Inventories - at average cost:
     Fuel                                                19,932    16,623
     Materials and supplies                               6,664     6,214
  Prepaid pension cost                                    3,883     3,331
  Prepaid income tax                                      9,773     9,483
  Other prepayments and current assets                    1,640       683
     Total current assets                                70,440    67,633


DEFERRED DEBITS:
  Regulatory assets                                       8,845    10,346
  Regulatory assets for deferred income taxes            26,898    26,583
  Deferred energy efficiency costs                       32,250    29,857
  Unamortized debt expense                                5,555     5,710
  Other                                                   1,838       906
     Total deferred debits                               75,386    73,402


          TOTAL                                        $639,117  $639,200

The accompanying Notes to Financial Statements are an integral part of these statements.



                         INTERSTATE POWER COMPANY
                      CAPITALIZATION AND LIABILITIES
                                (Unaudited)


                                                        Sept.30   Dec. 31
                                                          1997      1996
                                                          (In Thousands)

CAPITALIZATION:
  Common stock, par value $3.50 per share;
     Authorized - 30,000,000 shares; issued
     and outstanding - 9,751,076 in 1997
     and 9,670,866 in 1996                             $ 34,129  $ 33,848
  Additional paid-in capital                            107,994   105,959
  Retained earnings                                      73,645    66,251
     Total common equity                                215,768   206,058
Preferred stock, par value $50 per share                 35,055    34,966
     Total stockholders' equity                         250,823   241,024
  Long-term debt                                        171,786   171,731
     Total capitalization                               422,609   412,755


CURRENT LIABILITIES:
  Commercial paper payable                               34,300    28,700
  Long-term debt maturing within one year                     0    17,000
  Accounts payable                                       13,795    14,013
  Payrolls accrued                                        3,465     3,291
  Taxes accrued                                          13,713    16,953
  Interest accrued                                        3,871     2,817
  FERC Order 636 transition costs                         1,400     2,200
  Other                                                   4,345     3,477
     Total current liabilities                           74,889    88,451


DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
  Accumulated deferred income taxes                     102,732    99,303
  Accumulated deferred investment tax credits            16,242    17,013
  Deferred pension cost                                   4,999     4,999
  Accrued postretirement benefit cost                       910     1,311
  Environmental clean-up costs                            6,234     7,234
  Other                                                  10,502     8,134
     Total deferred credits and other non-current
          liabilities                                   141,619   137,994


          TOTAL                                        $639,117  $639,200

The accompanying Notes to Financial Statements are an integral part of these statements.



                         INTERSTATE POWER COMPANY
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                           Nine Months
                                                          Ended Sept. 30
                                                          1997      1996
                                                          (In Thousands)
RECONCILIATION OF NET INCOME TO CASH FLOWS
FROM OPERATING ACTIVITIES:
  Net income                                            $24,399   $23,289
  Adjustment for non-cash items:
     Depreciation                                        23,687    23,236
     Deferred income taxes                                3,115     4,151
     Investment tax credit amortization                    (771)     (771)
     Allowance for equity funds used during construction    (16)       (6)
  Changes in assets and liabilities:
     Accounts receivable - net                            2,014     2,214
     Fuel                                                (3,303)      954
     Materials and supplies                                (451)     (242)
     Accounts payable and other current liabilities        (345)      910
     Accrued and prepaid taxes                           (3,529)   (3,043)
     Interest accrued                                     1,054     1,492
     Other prepayments and current assets                (1,610)   (1,880)
     Rate refund payable                                      0      (256)
     Deferred energy conservation costs                  (2,393)   (5,248)
     Regulatory assets                                    1,186       729
  Other operating activities                              1,803     3,198
  Cash flows from operating activities                   44,840    48,727

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                            (18,960)  (22,475)
  Allowance for borrowed funds used during construction    (110)     (172)
  Other                                                    (507)     (342)
  Cash flows from investing activities                  (19,577)  (22,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                2,350     2,098
  Retirement of long-term debt                          (17,000)        0
  Dividends on common and preferred stock               (16,950)  (16,734)
  Sale of commercial paper - net                          5,600   (10,200)
  Cash flows from financing activities                  (26,000)  (24,836)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS: $ (737) $ 902 CASH AND CASH EQUIVALENTS:
  Beginning of period                                   $ 3,072   $ 1,537
  End of period                                         $ 2,335   $ 2,439

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (net of amount capitalized)               $10,518   $10,206
     Income taxes                                       $14,090   $12,779

The accompanying Notes to Financial Statements are an integral part of these statements.




                        INTERSTATE POWER COMPANY
                    Summarized Financial Information

The September 30, 1997 financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1996 Form 10-K/A. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the company's Form 10-K/A for the year ended December 31, 1996.

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

EARNINGS PER SHARE for the third quarter of 1997 were $1.05 compared to $0.95 for the third quarter of 1996. Net income for the third quarter of 1997 was $10.9 million, compared to $9.8 million for the third quarter of 1996.

The ELECTRIC MARGIN (revenue less certain other costs, primarily fuel and purchased power) was $49.8 million for the third quarter of 1997 compared to $47.4 million for the third quarter of 1996.

                                   Three Months Ended September 30
ELECTRIC SALES (Mwh)                1997          1996       % Change
Residential                        292,251       286,191         2.1
Commercial                         191,408       190,307         0.6
Industrial                         905,127       849,002         6.6
Other                               13,881        14,272        (2.7)
  Subtotal                       1,402,667     1,339,772         4.7
Interchange                         20,850        75,670         N/A
Sales for Resale                    37,136        47,919       (22.5)
  Total Electric Sales           1,460,653     1,463,361        (0.2)

The increased electric residential sales and weather-sensitive commercial sales are primarily a result of air-conditioning resulting from warmer temperatures in July. Industrial sales increased mainly as a result of higher sales to two of our largest customers, a food manufacturer and a fertilizer manufacturer. Sales for resale decreased as a result of six of the company's firm municipal electric wholesale customers purchasing their requirements from other utilities.

                                     Three Months Ended September 30
ELECTRIC REVENUES (000's)            1997         1996       % Change
Residential                        $24,959      $23,132          7.9
Commercial                          14,617       14,106          3.6
Industrial                          38,134       35,803          6.5
Other                                3,793        2,825         34.3
  Subtotal                          81,503       75,866          7.4
Interchange                            644        1,084          N/A
Sales for Resale                     1,695        2,341        (27.6)
  Total Electric Revenues          $83,842      $79,291          5.7

The increased revenues for the third quarter of 1997 were primarily attributable to increased residential, commercial and industrial Mwh sales as discussed above. Although interchange revenues decreased this quarter, the impact on net income was negligible as the majority of the margin on interchange sales is returned to customers through the fuel adjustment clause. In addition, increased revenues in the third quarter of 1997 included recoveries of demand side management (DSM) costs, including those that became effective in May 1997.

The GAS MARGIN (revenue less certain other costs, primarily purchased gas) for the third quarter of 1997 was $0.8 million compared to $0.1 million for the same period in 1996. The improved gas margin is primarily due to a Minnesota gas rate increase in an annual amount of $2.1 million which was implemented in September 1996.

                                     Three Months Ended September 30
GAS DELIVERIES (MMcf)                 1997         1996      % Change
Residential                             271          282        (3.9)
Commercial                              188          190        (1.1)
Industrial                              199          151        31.8
Other                                    13            7         N/A
  Total Gas Sales                       671          630         6.5
Gas Transportation                    7,379        5,815        26.9
  Total Gas Deliveries                8,050        6,445        24.9

Although residential and commercial sales decreased 3.9% and 1.1%, respectively, during the third quarter of 1997 compared to 1996, overall deliveries increased 24.9% primarily due to the 26.9% increase in transportation deliveries. The increase in transportation deliveries was mainly attributable to a 32.0% aggregate increase in deliveries to the three largest industrial customers.

                                     Three Months Ended September 30
GAS REVENUES $ (000's)                1997         1996      % Change
Residential                          $2,387      $ 2,083        14.6
Commercial                            1,081          888        21.7
Industrial                              790          538        46.8
Other                                    71           33         N/A
  Total Gas Sales Revenues            4,329        3,542        22.2
Gas Transportation                      686          649         5.7
  Total Gas Revenues                 $5,015       $4,191        19.7

The increase in gas revenues for the third quarter of 1997 compared to the same period in 1996 was primarily due to the Minnesota gas rate increase as discussed above. In addition, increased revenues in the third quarter of 1997 included recoveries of demand side management (DSM) costs, including those that became effective in May 1997.

FUEL FOR ELECTRIC GENERATION increased $2.0 million or 13.8%, during the third quarter of 1997 compared to the same period in 1996. The increase was mainly due to a 6.5% increase in kilowatt-hours generated by the company and a 14.3% increase in the cost of coal.

PURCHASED POWER EXPENSE decreased $1.0 million during the third quarter of 1997 compared to 1996. This decrease was primarily a result of the 12.2% decrease in kilowatt-hours purchased. Capacity charges included in purchased power expense were $7.6 million for both the third quarter of 1997 and the third quarter of 1996.

OTHER OPERATING EXPENSE included $65,000 of transmission services expenses compared to $27,000 during the same period in 1996. These intra-pool transmission service fees are required by the MAPP Agreement which was effective May 1, 1995. Under the MAPP Agreement, the company realized revenues of $757,000 during the third quarter of 1997 compared to $132,000 in 1996.

DEPRECIATION EXPENSE decreased by $104,000 or 1.3% for the third quarter of 1997 compared to the third quarter of 1996. This was mainly due to an annual one-time adjustment to expense of $37,000 in September 1997 compared to the $359,000 adjustment in September 1996. Partially offsetting that were increased depreciation rates which were implemented in September 1996.

Total INCOME TAX EXPENSE was $7.7 million for the third quarter of 1997 compared to $6.6 million for the third quarter of 1996. The increase was primarily due to higher pre-tax book income and quarterly adjustments to the 1997 estimated tax liability.

OTHER INCOME included $1.2 million of income relating to a return on demand side management (DSM) programs. Continued expenditures for DSM increased the total deferred amounts to $32.2 million at September 30, 1997 compared to $28.4 million at September 30, 1996. The 1990, 1991 and 1992 DSM costs are being recovered over a four year period beginning in October 1994 and the 1993, 1994, and 1995 DSM costs are being recovered over a four year period beginning in May 1997. Cost recovery of the DSM costs for 1996 and through September 1997 began in October 1997 in an annual amount of $3.8 million being recovered over each of the next four years. Effective October 1997, DSM costs for the period of October 1997 through September 1998 will be recovered as they are incurred.

FUEL INVENTORIES were $19.9 million at September 30, 1997, compared to $15.5 million at June 30, 1997 and $18.4 million at September 30, 1996. The increase from the last quarter was primarily attributable to normal seasonal build-up of coal inventory during the summer shipping season.

CONSTRUCTION EXPENDITURES during the third quarter of 1997 totaled $8.1 million compared to $8.9 million in 1996. Major projects included three 69 KV transmission line rebuilds and two pole replacement jobs. Construction work in progress as of September 30, 1997 totalled $5.1 million compared to $6.9 million at September 30, 1996. The 1997 and 1998 construction programs are estimated to be $36 million and $45 million, respectively.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

EARNINGS PER SHARE for the nine months ended September 30, 1997 were $2.32 compared to $2.23 for the corresponding period in 1996. The increase in earnings was primarily due to higher earnings per share in the third quarter of 1997 compared to the third quarter of 1996.

The year-to-date ELECTRIC MARGIN increased to $121.3 million from $118.6 million in 1996. The higher 1997 margin was boosted by increased residential, commercial and industrial sales in the third quarter of 1997.

ELECTRIC SALES during the nine months ended September 30, 1997 were 4.8% lower than the same period a year ago. This was attributable to reduced sales volumes in residential sales and the weather-sensitive portion of commercial sales. Other factors in the reduced electric sales were the decreased sales for resale and interchange sales.

ELECTRIC REVENUES decreased 0.8% during the nine months ended September 30, 1997 compared to the same period of 1996. This was primarily due to the reduced commercial, resale and interchange sales volumes as discussed above.

The year-to-date GAS MARGIN has increased to $14.8 million in 1997 from $13.7 million in 1996 primarily due to a Minnesota gas rate increase in an annual amount of $2.1 million which was implemented in September 1996. Offsetting that were reduced residential and commercial gas sales in the second quarter of 1997 compared to 1996 as well as the reconciliation of purchases to the billing cycle.

GAS DELIVERIES increased 9.5% during the nine months ended September 30, 1997 compared to the same period in 1996. While residential sales and commercial sales were down 5.4% and 1.7%, respectively, industrial sales increased 15.1% and transportation deliveries increased 13.3%.

The 11.0% increase in GAS REVENUES during the nine months ended September 30, 1997 compared to the same period in 1996 was primarily due to the Minnesota gas rate increase, as discussed above, as well as the increased industrial sales and transportation deliveries.

Cash flow from operating activities was $44.8 million, used to fund the company's construction program, to reduce short-term debt and to pay common and preferred dividends.

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

In September 1997 the company filed with the Iowa Utilities Board a settlement agreement reached with the Office of Consumer Advocate which reflected reduced electric rate levels. The rate reduction, in an annual amount of $3.2 million, was implemented effective October 1997.

The company's potential liability for coal tar waste at former manufactured gas plant sites was discussed in the 1996 Annual Report to Stockholders. Very little activity occurred in the third quarter of 1997 other than additional investigative processes. Testing and soil sampling are continuing, but the company is unable to determine what, if any, remediation will be necessary until a later date. The company is continuing to pursue recovery of costs from certain of its insurers. The company is unable at this point to determine what portion, if any, of the proceeds from the insurance companies will be refunded to its customers.

The company utilizes software and related technologies throughout its business that will be affected by the date change in the year 2000. An internal study is currently underway to determine the scope of necessary changes and the amount of related costs. The company will begin to incur expenses in 1997 to resolve this issue. These expenses may or may not be significant depending on the results of the study.



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

ITEM 5.   OTHER INFORMATION

          Proposed Merger

          WPL Holdings, Inc. (WPLH), IES Industries Inc. (IES) and Interstate Power Company (IPC) have entered into an Agreement and Plan of Merger, as amended, dated November 10, 1995, which provides for the combination of all three companies. The new company will be named Interstate Energy Corporation. IES is a holding company headquartered in Cedar Rapids, Iowa, and is the parent company of IES Utilities and IES Diversified. IES Utilities supplies electric and gas service to approximately 336,000 and 176,000 customers, respectively, in Iowa. IES Diversified and its principal subsidiaries are primarily engaged in the energy-related, transportation and real estate development businesses. WPLH is a holding company headquartered in Madison, Wisconsin, and is the parent company of Wisconsin Power and Light Company (WP&L) and Heartland Development Corporation (HDC). WP&L supplies electric and gas service to approximately 385,000 and 150,000 customers, respectively, in south and central Wisconsin. HDC and its principal subsidiaries are engaged in business in three major areas: environmental engineering, energy services and affordable housing. The proposed merger, which will be accounted for as a pooling of interests, was approved by the respective shareowners on September 5, 1996. The merger is conditioned on the receipt of approvals of several federal and state regulatory agencies. The status of these approvals is as follows: On
          March 24, 1997, the Minnesota Public Utilities Commission (MPUC) issued an order approving the merger without hearings, subject to a number of technical conditions that the parties are willing to meet. Included is a 4-year rate freeze for IPC's Minnesota customers. On May 7, 1997, the Illinois Commerce Commission
          (ICC) issued an order approving the proposed merger. On September 26, 1997, the Iowa Utilities Board (IUB) issued its order granting final approval of the proposed merger. The order included a four-year rate freeze for Iowa customers. On
          November 4, 1997, the Public Service Commission of Wisconsin
          (PSCW) granted approval of the proposed merger. The approval included a number of conditions, including a four-year rate freeze. The Federal Energy Regulatory Commission (FERC) approved the merger on November 12, 1997. The Securities and Exchange Commission (SEC) comment period ended November 5, 1996. Approval by the SEC is still pending. An impact review of the merger on market power, which is required by the Hart-Scott-Rodino Antitrust Improvements Act, was completed by the Department of Justice (DOJ) in 1997. All requirements of this review were satisfied.

          The companies expect to receive final decisions on all outstanding regulatory approvals relating to the merger by the end of 1997. Additional information regarding the merger is available in IPC's 1996 Annual Report on Form 10-K/A.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

[a]       List of Exhibits filed as a part of this report:

          Exhibit
          Number       Description of Exhibit

          3.(ii) By-Laws of Interstate Power Company as adopted April 20, 1925 and as amended April 17, 1997

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

                                           Interstate Power Company
                                                (Registrant)



Date  November 13, 1997                          /s/ W. C. Troy
                                             W. C. Troy, Controller
                                           (Duly Authorized Officer and
                                           Principal Accounting Officer)




INDEX OF EXHIBITS FILED HEREWITH:

EX-3.(ii)    By-Laws of Interstate Power Company as adopted April 20, 1925 and as amended April 17, 1997

EX-27 Financial Data Schedule (required for electronic filing only in accordance with Item 601[c][1] of Regulation S-K).