Form 10-K405
period 1997-12-31
INTERSTATE POWER CO
filed 1998-04-07
CIK 51720

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C  20549
                                    FORM 10-K

   For the fiscal year ended December 31, 1997  Commission file number 1-3632

   (Mark One)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the fiscal year ended December 31, 1997
                                      OR
   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
   For the transition period from _________________ to ___________________

                            INTERSTATE POWER COMPANY
             (Exact name of registrant as specified in its charter)
            DELAWARE                                     42-0329500
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

   1000 Main St., P.O. Box 769, Dubuque,                 52004-0769
   (Address of principal executive office)               (Zip Code)

   Registrant's telephone number, including area code    319-582-5421

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        As of March 1, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant was $347,821,588.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock.
                                                                    Shares
                                                                  Outstanding
                                                                    March 1,
                                                                      1998
        Common Stock Par Value $3.50 Per Share                      9,763,413

        Documents incorporated by reference - portions of the Exhibit EX-13 are incorporated by reference in Parts I, II and IV.

                            INTERSTATE POWER COMPANY
                          1997 Form 10-K Annual Report
                                Table of Contents

                                     Part I
                                                                       Page
   Item 1.   Business                                                     1
                General                                                   1
                Construction Program                                      1
                Electric Operations                                       1
                Sources and Availability of Raw Materials                 2
                Duration and Effect of Electric Patents and Franchises    3
                Electric Seasonal Business                                3
                Working Capital Items                                     3
                Electric Governmental Regulations                         3
                Electric Competitive Conditions                           5
                Other Sources of Power                                    6
                Other Electric Operations                                 7
                Gas Operations                                            7
                Gas Sources and Availability of Raw Materials             8
                Duration and Effect of Gas Patents and Franchises         8
                Gas Seasonal Business                                     9
                Gas Governmental Regulations                              9
                Gas Competitive Conditions                                9
                Dependence of Segment Upon a Single Customer             10
                Research and Development                                 10
                Electric and Magnetic Fields                             10
                Environmental Regulations                                10
                Year 2000                                                12
                Employees                                                12
                Accounting Matters                                       13
   Item 2.   Properties                                                  13
                Electric Properties                                      13
                Generating Stations                                      14
                Gas Properties                                           15
                General Properties                                       15
                Titles                                                   15
   Item 3.   Legal Proceedings                                           15
   Item 4.   Submission of Matters to a Vote of Security Holders         16

                                     Part II

   Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters                                      16
   Item 6.   Selected Financial Data                                     17
   Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      17
   Item 8.   Financial Statements and Supplementary Data                 17
   Item 9.   Disagreements on Accounting and Financial Disclosure        17

                                    Part III

   Item 10.  Executive Officers of the Registrant                        18
   Item 11.  Executive Compensation                                      18
   Item 12.  Security Ownership of Certain Beneficial Owners and
                Management                                               19
   Item 13.  Certain Relationships and Related Transactions              19

                                     Part IV
   Item 14.  Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                              19

                                     PART I

   ITEM 1.  BUSINESS

        (General)

        Interstate Power Company (the company or IPC), is a public utility incorporated in 1925 under the laws of the State of Delaware. The company is engaged in the generation, purchase, transmission, distribution and sale of electricity. It owns property in portions of twenty-five counties in the northern and northeastern parts of Iowa, in portions of twenty-two counties in the southern part of Minnesota, and in portions of four counties in northwestern Illinois. The company also engages in the distribution and sale of natural gas in Albert Lea, Minnesota; Clinton, Mason City and Clear Lake, Iowa; Fulton and Savanna, Illinois and in a number of smaller Minnesota, Iowa and Illinois communities, and in the transportation of natural gas within Iowa, Illinois and Minnesota, and in interstate commerce.

        For information pertaining to industry segments and lines of business please refer to page 28 of Exhibit EX-13.


        (Construction Program)

        The table below shows actual construction expenditures for 1997 and estimated expenditures for the period 1998 through 2002:

                                      (Thousands of Dollars)
             1997 Actual                   $28,698
             1998 Est.                     $31,274
             1999 Est.                     $42,520
             2000 Est.                     $46,566
             2001 Est.                     $37,486
             2002 Est.                     $39,726

        Current projections of construction expenditures for the 1998 and 1999 periods do not indicate any need for permanent financing.

        Refer to (Environmental Regulations) on page 11 for additional information on construction expenditures related to compliance with the regulations of the Clean Air Act of 1990.


        (Electric Operations)

        Of the 234 communities served with electricity, Dubuque, Iowa, is the largest with a population of approximately 58,000. Other major cities served are Albert Lea, Minnesota and Clinton and Mason City, Iowa. The remainder of the communities served are under 15,000 population, of which 193 are less than 1,000 population. As of December 31, 1997, the company sells electricity at wholesale to 10 small communities which have municipal distribution systems. During 1997, 3 firm municipal electric wholesale customers elected to purchase from other utilities.

        The estimated population of the company's service area is 340,000. Six large industrial customers account for 33% of electric MWH sales. A diverse mixture of residential, agricultural, and industrial customers constitute the remainder of the company's 165,707 electric customers.

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

        (Sources and Availability of Raw Materials)

        Electricity generated by the company in 1997 was 94% from coal as a fuel and the remainder primarily from natural gas. Future sources of generation are expected to be in the same proportions. Approximately 75% to 80% of the Company's coal requirements have been from long-term contracts. These contracts have expiration dates ranging through August 31, 1999.

        The company has a contract for 450,000 tons per year of 0.5% sulfur Colorado coal for its Kapp #2, a 217 MW unit at Clinton, Iowa. The contract continues through August 1999, and will allow the company to comply with sulfur dioxide restrictions mandated by the Clean Air Act Amendments of 1990.

        The company renegotiated in February 1998 a contract for 500,000 tons for 1998 for its 260 MW Lansing #4 unit. Lansing Unit #4 requires low sulfur coal, which is being purchased in the Powder River Basin of Wyoming. The coal is shipped by rail and then transloaded to barge at facilities near Keokuk, Iowa. A contract with Orba-Johnson Transshipment Company, Inc., covers rail to barge coal transloading. Coal required for generation at the Neal #4 unit, located near Sioux City, Iowa, and the Louisa #1 unit, located near Muscatine, Iowa, is contracted for by the operator, MidAmerican Energy Company, under terms of the Unit Participation Agreements.

        The company will purchase coal on an annual basis for the Dubuque Power Plant and for Lansing Units #1, #2 and #3.

        The company owns 120 coal cars and has an undivided ownership (21.528%) in 372 coal cars in connection with Neal #4. The company has an undivided ownership (4%) in 136 cars in connection with Louisa #1. Coal requirements in 1998 will require using leased cars for the Louisa #1 coal supply.

        The company relies on spot purchases of oil. The company burned 676,810 gallons of No. 2 and No. 6 oil in 1997 and has 6,477,000 gallons of oil storage capacity in which to store adequate reserves during periods of high demand on refineries.

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

        (Electric Seasonal Business)

        The effects of air conditioning in summer and heating in winter have a seasonal impact. The air conditioning sales in the summer months are primarily related to the residential and commercial customer classes, however, the company does not meter air conditioning sales separately. During the past five years, the highest and lowest average residential consumption in the peak summer month has been 960 Kwh (August 1995) and 571 Kwh (June 1993), respectively, compared to 824 Kwh (January 1997) and 602 Kwh (March, 1992) during the peak winter month. Refer to the (Electric Governmental Regulations) section for a discussion of Iowa and Minnesota seasonal rates.


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

        Minnesota and Iowa regulations require that utilities conduct energy efficiency and demand side management programs. Demand side management expenditures applicable to the Minnesota jurisdiction in an annual amount of approximately $1.8 million are currently being recovered through rates. Iowa jurisdiction tariffs provide for the recovery of demand side management costs incurred. The 1990, 1991 and 1992 DSM costs are being recovered over a four year period ($1.2 million per year) beginning in October 1994. The 1993, 1994 and 1995 DSM costs are being recovered over a four year period ($4.9 million per year) beginning in May 1997. Cost recovery of the DSM costs for 1996 and through September 1997 began in October 1997 being recovered over each of the next four years ($2.6 million per year). Effective October 1997, DSM costs for the period of October 1997 through September 1998 will be recovered as they are incurred.

        In September 1997, IPC agreed with the Iowa Utilities Board (IUB) to provide Iowa customers a four year retail electric and gas price freeze commencing on the effective date of the Merger (refer to Part II Item 5 for additional disclosure). The agreement excluded price changes due to government-mandated programs, such as energy efficiency cost recovery, or unforeseen dramatic changes in operations. In addition, the price freeze does not preclude a review by either the IUB or Office of Consumer Advocate (OCA) into whether IPC is exceeding a reasonable return on common equity. IPC also agreed with the Minnesota Public Utility Commission (MPUC) and Illinois Commerce Commission to four year and three year rate freezes, respectively, commencing on the effective date of the Merger.

        On September 30, 1997, the IUB approved a settlement between IPC and the OCA which provided for an electric rate reduction of approximately $3.2 million annually. The reduction applied to all bills rendered on and after October 7, 1997.

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


        (Electric Competitive Conditions)

        The Illinois Commerce Commission entered an order in 1993 determining that the company, and not Jo-Carroll Electric Cooperative, had the right to provide electric service to a freezer service plant near East Dubuque, IL. Upon judicial review sought by Jo-Carroll, the Illinois 15th Judicial Circuit Court in 1994 remanded the proceeding to the Commission for further hearings. The Commission entered an order on remand in 1996 further determining that the company, and not Jo-Carroll, had the right to provide such service. In proceedings brought by Jo-Carroll for judicial review of the commission order on remand, the court affirmed the Commission's order and company's right to serve the freezer service plant and no appeal has been taken from that order.

        The National Energy Policy Act of 1992 (Act) addresses several matters designed to promote competition in the electric wholesale power generation market, including mandated open access to the electric transmission system. At the federal level it allows customers to purchase energy from alternative power suppliers and then pay the local utility a fee for delivery of the energy. As legislation, regulations, and economic changes occur, electric utilities will be faced with increasing pressure to become more competitive. The company cannot predict the long-term consequences of these competitive issues on its results of operation or financial condition. The company has experienced difficulty in retaining electric wholesale customers which take service under one year contracts. To date, 8 of the company's 18 firm municipal electric wholesale customers have elected to purchase their requirements from other utilities. The net impact on the company's financial condition is not expected to be significant as these municipal customers are required to pay the company a wheeling fee for use of the company's transmission system to transport power from other utilities.

        The company's industrial rates generally compare favorably with those of neighboring utilities. For the company's six largest industrial customers, the aggregate 1997 rate was approximately 3.3 cents per KWH. The company's favorable rates mitigate the incentive that these customers might otherwise have to relocate, self-generate or purchase electricity from other suppliers. The company anticipates that its generating cost will decline slightly over the next several years as long-term coal purchase and transloading contracts expire and are renegotiated.

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


        The Iowa Utilities Board, the Illinois Commerce Commission and the Minnesota Public Utilities Commission have each approved tariffs that allow the company to offer interruptible electric service for qualifying customers. The availability of this service provides price incentives to those customers having the ability to interrupt their connected load. The primary objective of the incentives is to reduce the system peak. The incentives also serve to retain existing customers and attract new customers. In addition, the State of Illinois has passed electric deregulation legislation requiring customer choice of electric supplier for all customers by May 1, 2002.


        (Other Sources of Power)

        The company has been a participant in the Mid-Continent Area Power Pool (MAPP) since March 31, 1972. Membership in the Pool permits sharing of reserve capacities of the members which affects reductions in plant facilities investment for MAPP members. The minimum reserve margin for participants in MAPP has been established at 15%.

        A new Restated Agreement was approved by the MAPP membership and after FERC review became effective November 1, 1996. MAPP is now comprised of a Regional Transmission Committee (RTC), a Regional Reliability Committee (RRC), and a Power and Energy Market (PEM). With open membership MAPP has gained several new members and includes investor-owned utilities, the United States (Western Area Power Administration), a Canadian system, public power districts, rural electric generating and transmission cooperative associations, municipal electric supply agencies, municipal utilities, and power marketers operating in Canada and the North Central region of the United States. The Pool coordinates planning and reliability in Minnesota, Wisconsin, Montana, Iowa, Nebraska, North Dakota, and South Dakota. The Pool also provides a marketplace for economic power supply in these States with an expanding influence in the surrounding States through new utility and marketer membership. The MAPP Agreement was filed with the FERC and accepted as an initial rate filing effective December 1, 1972 and has been in operation since that time. In 1995, MAPP implemented an intra-pool transmission service fee. With an effective date of November 1, 1996 the Restated Agreement, in addition to opening membership, implemented a revised rate schedule for transmission service for transactions with terms of up to two years. The company has insufficient historical data to use as a basis for quantifying the potential maximum intra-pool transmission service fees that are now required under the Restated MAPP Agreement. Current projections of maximum charges would be up to three times the level incurred prior to approval of the Restated Agreement. MAPP is presently working to develop a region-wide tariff for transactions longer than two years. The company cannot project the effective date nor the level of charges of that long term tariff.

        In addition to the MAPP membership, the company has interchange agreements with certain Missouri and Illinois utilities through 345 KV transmission systems. Future interconnections are planned to meet transmission requirements for the next ten years.

        In 1992, the company entered into three long-term power purchase contracts with other utilities. The contracts provide for the purchase of 255 MW of capacity through April 2001. Energy is available at the company's option at approximately 100% to 110% of the monthly production costs for the designated units. The three power purchase contracts required capacity payments of $24.9 million in 1997. Over the remaining life of the contracts, total capacity payments will be approximately $85 million. The purchase power contract payments are not for debt service requirements of the selling utility, nor do they transfer risk or rewards of ownership.

        In Iowa the IUB has concluded that the capacity purchases were prudent and allowed recovery of costs through rates. The rate structure approved by the MPUC does not provide for full recovery of purchased power applicable to the Minnesota jurisdiction. The 1996 rate order by the MPUC held that the company had 100 MW of excess capacity and disallowed recovery of approximately $800,000 annually.

        The company has not filed for rate recovery of approximately $2.5 million of the purchased power payments in the Illinois and FERC jurisdictions. The company believes that increased margins from sales growth in Illinois have largely offset the revenue deficiency.

        The company has contracts with several governmental power agencies whereby the company provides transmission service to their customer/members. During 1997, the company either received, wheeled power or provided transmission service to customers of the Western Area Power Administration (WAPA), and Cooperative Power Association
        (CPA). The company's contract with CPA also provides for payment by the company for mutually utilized facilities constructed and owned by CPA.

        The Company and Southern Minnesota Municipal Power Agency (SMMPA) prior to 1998 had a contract to compensate each other if over/under investment in the shared transmission system occurs. That agreement has been terminated. Effective January 1, 1998, SMMPA will be receiving transmission services from the Company under FERC open access transmission compliance tariffs.

        The company's contract with Central Iowa Power Cooperative (CIPCO) provides for compensation to each other if over/underinvestment in the shared transmission system occurs.

        (Other Electric Operations)

        The 1997 peak of 938,120 KW occurred on July 16 between 12:00 and 1:00 in the afternoon. At the time of its 1997 peak the company had a net effective electric capability of 1,310,600 KW. Of this net effective capability, 903,300 KW was in steam generation, 113,500 KW was in combustion turbine and the balance was in internal combustion units and purchases. The previous historical system net peak load for a sixty-minute period, of 1,010,821 KW, was reached on July 14, 1995.


        (Gas Operations)

        The company supplies retail gas service in 41 communities and serves approximately 49,578 gas customers.

        There have been no significant changes since the beginning of the fiscal year in the kind of products produced, markets or methods of distribution.

        (Gas Sources and Availability of Raw Materials)

        The company purchases pipeline transportation capacity from Northern Natural Gas Company (NNG), Natural Gas Pipeline Company of America
        (NGPL) and Northern Border Pipeline Company (NBPL). During 1997 the company purchased gas from non-traditional suppliers, i.e. producers, brokers and marketers, at market responsive rates. FERC Order 636 became effective in 1993. Order 636 unbundled pipeline supply from its capacity. Subsequent to Order 636, FERC continues to approve the tariffs of NNG and NGPL, but only with regard to capacity and storage rates, subject to change as rate cases are filed.

        Gas for the company's Mason City, Albert Lea and Savanna service areas is transported by NNG under capacity contracts for 36,338 Mcf daily, and for an additional 15,657 Mcf for the period November to March. The majority, 26,999 Mcf, of the above capacity is from the producing areas of Oklahoma and Texas. These contracts expire in October, 1999. Gas is supplied by producers, marketers and brokers, as well as from storage services, to meet the peak heating season requirements. The company had 15,170 Mcf/d of storage, with the necessary pipeline capacity, available for the 1996-1997 heating season.

        Gas for its Clinton service area is transported by NGPL under capacity contracts for 17,750 Mcf annually, with expiration dates of November 30, 1998, February 28, 1999, and two as of November 30, 2001. This gas is supplied by producers, marketers and brokers. The company supplements this capacity with storage gas, which has the pipeline capacity embedded in its FERC approved rate. The company had 10,000 Mcf/d of storage available for the 1996-1997 heating season.

        The company's 1997 total throughput level of 37,742,756 Mcf represents a 1.1% increase over 1996. The total throughput was composed of sales gas (23.8%) and customer transportation gas (76.2%).

        During 1997, twenty-two of Interstate's customers transported a total of 28,743,907 Mcf of their own gas over the company's pipeline and distribution systems. The customer owned gas was delivered by interstate pipeline companies for those customers' accounts to Interstate's town border stations. The company subsequently delivered the gas to customers under tariffs approved by respective state commissions.

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


        (Gas Seasonal Business)

        The effects of heating sales to the residential and commercial classes of customers have a significant seasonal impact on the company's business. The heating sales in the winter months account for over 95% of the total annual sales to these classes of customers. The average consumption for a residential customer during the peak winter months is 18.8 Mcf compared to the average of 2.5 Mcf during the summer. The average consumption for a commercial customer during the peak winter months is 90.5 Mcf compared to the average of 12.9 Mcf during the summer.


        (Gas Governmental Regulations)

        The company filed a Minnesota gas rate increase application in May 1995. The application requested an annual increase of $2.4 million, including a return on common equity of 11.75%. Interim rates in an annual amount of $1.5 million were placed in effect in June 1995. On February 29, 1996, the Minnesota Public Utilities Commission (MPUC) issued an order allowing an increase in gas rates of $2.1 million. Rates reflecting the increase were implemented in September 1996.
        The Minnesota Department of Public Service (DPS) and the Office of Attorney General (OAG) appealed the Commission's decision. The appeal was denied by the Minnesota Court of Appeals on February 18, 1997. On March 21, 1997, the Department of Public Service ad the Office of Attorney General appealed the decision of the Court of Appeals (and the Commission) to the Minnesota Supreme Court. On January 8, 1998, the Minnesota Supreme Court upheld the MPUC initial decision allowing the company to recover $4.9 million of clean up expenses over a 10 year period.

        FERC order 636 provides a mechanism under which gas pipelines can recover transition costs from local distribution companies. The company estimates its remaining share of transition costs will aggregate approximately $1.3 million payable in declining annual installments. The company is recovering transition costs from customers.


        (Gas Competitive Conditions)

        The company has no competition from the same type of public utility service in the sale of gas in any of the incorporated communities serviced by it. Certain major industrial customers of the company purchase their own gas supply from others and have that gas transported by the company as described in the "Gas Sources and Availability of Raw Materials" section. The Iowa Utilities Board has also issued an order covering unbundling of natural gas rates for all Iowa customers to be effective in 1999.

        One customer recently constructed independent distribution facilities to bypass the company's system. The company is continually evaluating its bypass issue and developing policies to deal with future competitive conditions which could result from potential system bypass. The customers most likely to bypass the company's distribution facilities are transportation customers. At the present time the company has 22 gas transportation customers with total revenues of $2.8 million (5.1% of gas revenues and 0.8% of total company revenues). Over 60% of the $2.7 million of revenues occurs in an area where the potential for bypass is considered to be minimal. The loss of any one customer would not have a material adverse impact on the company's financial condition.

        (Dependence of Segment Upon a Single Customer)

        In 1997, 1996 and 1995, the company had no single customer or industry for which electric and/or gas sales accounted for 10% or more of the company's consolidated revenues. In 1997, the company's three largest industrial customers accounted for 1,387,045,000 Kwh of electric sales ($45,770,000) and 26,369,000 Mcf of gas sales and transportation ($1,850,000). The company's largest gas customer, which represents 36% of the company's total gas throughput, is committed by contract for the next four years.


        (Research and Development)

        The company has no full-time professional employees engaged in research activities and had no company-sponsored research programs during 1997, 1996 and 1995. In the public utility industry, research is commonly and traditionally done by manufacturers of equipment, trade organizations to which the company belongs, and university research programs. In 1997 approximately $645,313 was paid for research activities compared with $782,299 in 1996 and $1,054,925 in 1995 and $1,072,871 in 1994.

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


        (Environmental Regulations)

        The company is subject to various federal and state government environmental regulations. The company meets or exceeds the existing federal and state environmental regulations. The Federal Clean Air Act Amendments of 1990 requires reductions in sulfur dioxide and nitrogen oxide emissions from power plants. The most restrictive provisions relate to sulfur dioxide emissions. Phase 1 of the Clean Air Act became effective January 1, 1995, while Phase 2 is effective January 1, 2000. To comply with Phase 1, the company switched to low sulfur coal and installed low nitrogen oxide burners. Phase 2 regulations will affect approximately 87% of the company's current generating capacity and will require some, but not significant, capital, operating and maintenance costs beyond those required for Phase 1.

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

        In 1957, the company purchased facilities in Mason City, Iowa, from Kansas City Power & Light Company (KCPL) which included land previously used for a coal gasification plant. Coal tar waste was discovered on the property in 1984. In 1995, a settlement was reached with KCPL for sharing of costs to remediate the site. As of year end 1997, soil remediation of the site is complete. The company's total share of cost from 1984 to 1997 at this site was $2.7 million.

        The company formerly operated a manufactured gas plant in Rochester, Minnesota. Soil remediation was completed in 1995 and post-remediation groundwater monitoring is complete pending final review. From 1991 through 1997, the company incurred costs aggregating $6.9 million applicable to the Rochester site. A rate order from the MPUC in 1996 allowed the company to recover $4.9 million of this expense over a ten year period.

        The company has identified an additional seven sites, as described below, which may contain hazardous waste from former coal gasification plants and has recorded an estimated liability applicable to the investigation of those sites. The company is unable to determine, at this time, the extent, if any, of remediation necessary at these seven sites.

        In Minnesota, the company owned or operated four manufactured gas plant sites: Albert Lea, Austin, New Ulm and Owatonna. Potentially hazardous wastes associated with former coal gasification operations have been identified at each site. The company incurred $0.2 million in investigation costs for these sites in 1997, and $1.5 million since the investigation process began. In 1995 and 1996, the company received accounting orders from the MPUC which allow the deferral of investigation and remediation costs applicable to the Minnesota sites and further allows the company to seek recovery in a rate case.

        In addition, the company has identified three other sites: Galena and Savanna, Illinois, and Clinton, Iowa. Potentially hazardous wastes associated with former coal gasification operations have been identified at these sites. Little or no activity is expected at the Illinois sites in 1998. In 1997, $3.8 million was expensed for estimated investigation and remediation work expected at the Clinton site in 1998.

        Previous actions by Iowa and Illinois regulators have permitted utilities to recover prudently incurred unreimbursed investigation and remediation costs.

        In 1994, the company filed a lawsuit against certain of its insurers to recover the costs of investigating and remediating the former coal gasification plants. Eight insurers paid the company a total of $9.6 million in 1995, 1996 and 1997 in order to be discharged from the lawsuit. In 1997 the Iowa District Court granted the remaining insurers motions for summary judgment and dismissed the Company's claims against those defendants. The Company has appealed this decision to the Iowa Supreme Court where the matter is currently pending. As of December 31, 1997, $4.8 million is recorded as a deferred credit pending regulatory disposition. Neither the company nor its legal counsel is able to predict the amount of any additional insurance recovery, and no potential recovery has been recorded.

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


        (Employees)

        The company has 899 regular employees consisting of 872 full-time and 27 part-time employees. Labor unions represent 559 (or 62%) of the total work force.


        (Year 2000)

        The Merged Company (Refer to Part II, Item 5 or Exhibit 13 for further discussion of the Merger) utilizes software, embedded systems and related technologies throughout its businesses that will be affected by the date change in the Year 2000. An internal task force has been assembled to review and develop the full scope, work plan and cost estimates to ensure that the merged Company's systems continue to meet its internal and customer needs.

        Phase I of the project has been completed which encompasses a review of the necessary software modifications that will need to be made to the Merged Company's financial and customer systems. The Merged Company currently estimates that the remaining costs to be incurred on this phase of the project will be approximately $4 million to $8 million in the aggregate. The task force has also begun Phase II of the project which is an extensive review of the Merged Company's embedded operating systems for Year 2000 conversion issues. The Merged Company is currently unable to estimate the costs to be incurred on this phase of the project but does believe that the costs will be significant. An estimate of the expenses to be incurred on this phase of the project is expected to be available by the third quarter of 1998.


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

        The company's electric generating stations at year-end consist of six steam plants, three combustion turbine stations, and four internal combustion facilities. Pertinent information regarding each electric generating station is shown on the following page:



                                            INTERSTATE POWER COMPANY GENERATING STATIONS

                                                                                                            Net
                                    Generating Units                          December 31, 1997            Output
                                         Nameplate                               Capability                in KWH
                                 Unit    Capacity          Year             KW                KW           (000's)
   Location                      Number     KW         Installed         (Gross)             (Net)          1997
   STEAM:
   Dubuque, IA                     2      15,000           1929            82,500            78,000         67,260
                                   3      25,000           1952
                                   4      33,000           1959

   Clinton, IA                     1      15,000           1947           254,900           235,000        939,575
    (M.L.Kapp Plt.)                2     212,284           1967
   Lansing, IA                     1      15,000           1948           337,800           320,000        879,115
                                   2      11,500           1949
                                   3      33,000           1957
                                   4     252,649           1977

   Sherburn, MN                    1      11,500           1950           113,500           108,000        195,055
    (Fox Lake Plt.)                2      11,500           1951
                                   3      75,000           1962

   Sioux City, IA                 4*     125,924           1979           142,000           134,300        975,148
    (Neal Unit #4)
   Louisa County, IA             1**      27,400           1983            29,400            28,000        180,966
    (Louisa Unit #1)                                                   ----------        ----------      ---------
   TOTAL STEAM                                                            960,100           903,300      3,337,119
                                                                       ----------        ----------      ---------
   GAS TURBINE:
   Montgomery, MN                  1      26,535           1974            22,200            22,200            41
   Sherburn, MN                    4      26,535           1974            21,300            21,300            374
    (Fox Lake Plt.)
   Mason City, IA                  1      37,520           1991            70,400            70,000          4,618
    (Lime Creek Plt.)              2      37,520           1991
                                                                       ----------        ----------     ----------

   TOTAL GAS TURBINE                                                      113,900           113,500          5,033
                                                                       ----------        ----------     ----------

   INTERNAL COMBUSTION:
   Dubuque, IA                     1       2,000           1966             4,600             4,600            (81)
                                   2       2,000           1966

   Hills, MN                       1       2,000           1996             4,000             4,000           (149)
                                   2       2,000           1960

   Lansing, IA                     1       1,000           1970             2,000             2,000              4
                                   2       1,000           1971

   New Albin, IA                   1         685           1970               700               700            (58)
                                                                       ----------        ----------      ---------
   TOTAL INTERNAL COMBUSTION                                               11,300            11,300           (284)
                                                                       ----------        ----------      ---------
   TOTAL COMPANY                                                        1,085,300         1,028,100      3,341,868
                                                                       ==========        ==========      =========



   *    Interstate owns 21.528% of a 584,931 KW unit (turbine rating) operated by MidAmerican Energy Company.
   **   Interstate owns 4.0% of a 685,000 KW unit (turbine rating) operated by MidAmerican Energy Company.


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

        During 1996, in response to a request from the company's largest gas customer to increase its firm contract from 35,000 MMBtu/d to 50,000 MMBtu/d, the company began construction of approximately 13.5 miles of 10" steel pipeline. The project was completed and placed into service on November 25, 1996.

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


   ITEM 3.  LEGAL PROCEEDINGS

        Reference is made to "Electric Competitive Conditions" and "Environmental Regulations" under "Item 1. Business" for certain pending legal proceedings and proceedings known to be contemplated by governmental authorities. Other than these items, there are no material pending legal proceedings, or proceedings known to be contemplated by governmental authorities, other than ordinary routine litigation incidental to the business, to which the company is a party or of which any of the company's property is the subject.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There was no submission of matters to a vote of security holders during the fourth quarter of the 1997 year.


                                     PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

        (Proposed Merger)

        WPL Holdings, Inc. (WPLH), IES Industries, Inc. (IES) and Interstate Power Company (IPC) have entered into an Agreement and Plan of Merger dated November 10, 1995, as amended May 22, 1996 and August 16, 1996, (Merger Agreement), which provides for the combination of all three companies. The new company will be named Interstate Energy Corporation (IEC). See Note 2 of "Notes to Consolidated Financial Statements" for additional information. Detailed pro forma financial statements for IEC are included at EX-99.1.

        IES is a holding company headquartered in Cedar Rapids, Iowa, and is the parent company of IES Utilities Inc. (IES Utilities) and IES Diversified Inc. (IES Diversified). IES Utilities supplies electric and gas service to approximately 339,000 and 178,000 customers, respectively, in Iowa. IES Diversified and its principal subsidiaries are primarily engaged in the energy-related, transportation and real estate development businesses. WPLH is a holding company headquartered in Madison, Wisconsin, and is the parent company of Wisconsin Power and Light Company (WP&L) and Heartland Development Corporation (HDC). WP&L supplies electric and gas service to approximately 393,000 and 155,000 customers, respectively, in south and central Wisconsin. HDC and its principal subsidiaries are engaged in business in three major areas: environmental, energy and affordable housing services.

        The proposed merger, which will be accounted for as a pooling of interests, was approved by the respective Boards of Directors and shareholders on September 5, 1996. The merger is conditioned on the receipt of approvals of several federal and state regulatory agencies. The status of these approvals is as follows:

        The status of these approvals is as follows: On March 24, 1997, the Minnesota Public Utilities Commission issued an order approving the merger without hearings, subject to a number of technical conditions that the parties are willing to meet. Included is a 4-year rate freeze for IPC's Minnesota customers. On May 7, 1997, the Illinois Commerce Commission (ICC) issued an order approving the proposed merger. Included is a three-year rate freeze for IPC's Illinois customers. On September 26, 1997, the Iowa Utilities board (IUB) issued its order granting final approval of the proposed merger. The order included a four-year rate freeze for Iowa customers. On November 4, 1997, the Public Service Commission of Wisconsin (PSCW) granted approval of the proposed merger. The approval include a number of conditions, including a four-year rate freeze. The Federal Energy Regulatory Commission (FERC) approved the merger on November 12, 1997. The Securities and Exchange Commission (SEC) comment period ended November 5, 1996. Approval by the SEC is still pending. An impact review of the merger on market power, which is required by the Hart-Scott-Rodino Antitrust Improvements Act, was completed by the Department of Justice(DOJ) in 1997. All requirements of the review were satisfied.

        The companies expect to receive final decisions on all outstanding regulatory approvals relating to the merger in 1998.

   For information pertaining to common stock market data required by Item 201 of Regulation S-K please refer to page 33 of Exhibit EX-13.


   ITEM 6.  SELECTED FINANCIAL DATA

        For information pertaining to selected financial data required by
        Item 301 of Regulation S-K please refer to page 32 of Exhibit EX-13.


   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For information pertaining to management's discussion and analysis required by Item 303 of Regulation S-K please refer to pages 1 through 8 of Exhibit EX-13.


   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements and supplementary data incorporated by reference to Exhibit EX-13.

   Statements of Income                     Page  9
   Balance Sheets                           Pages 10 & 11
   Statements of Cash Flows                 Page  12
   Statements of Capitalization             Page  13
   Statements of Retained Earnings          Page  14
   Notes to Financial Statements            Pages 15 to 29
   Independent Auditors' Report             Page  30


   ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Name               Age             Offices Held Past 5 Years

        M. R. Chase        59    5-7-91  - Vice President-Power Production
                                 7-1-95  - Executive Vice President
                                10-1-96  - President & Chief Operating
                                           Officer
                                 1-1-97  - President & Chief Executive
                                           Officer

        R. R. Ewers        53    5-1-90  - Vice President-Administrative
                                           Services
                                 7-1-95  - Vice President-Administration

        D. E. Hamill       61    9-1-80  - Vice President-Budgets &
                                           Regulatory Affairs
                                           (Retired 2-28-98)

        J. C. McGowan      60    2-1-89  - Secretary & Treasurer

        R. P. Richards     61    1-1-91  - Vice President-Gas Operations
                                           (Retired 2-28-98)

        D. R. Sharp        57    7-1-95  - Vice President-Power Production
                                 1-1-96  - Vice President-Engineering

        W. C. Troy         59    5-1-86  - Controller


        All officers are elected and serve as such until the next annual meeting of directors. There are no arrangements or understandings with respect to election of any person as an officer.

        For information pertaining to directors, and other data required by Items 401 and 405 of Regulation S-K, refer to Exhibit 99.6.



   ITEM 11. EXECUTIVE COMPENSATION

        Refer to information on pages 3 to 6 of Exhibit 99.6.

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Refer to information on page 6 and 7 of Exhibit 99.6.

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Transactions with Management and Others:

        In 1997 there were no transactions and there are presently proposed no transactions with management, to which the company or its subsidiary was or is to be a party, of the character as to which answer is called for in response to Item 404(a) of Regulation S-K.

        Indebtedness of Management:

        No director or officer, or nominee for election as a director, or any associate of any thereof, was indebted to the company or its subsidiary during 1997, as to which answer is called for in response to Item 404(b) of Regulation S-K.

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

        (b)    Reports on Form 8-K:

               No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of 1997.

        (c)    Refer to Index to Exhibits commencing on page 20.

        (d) The Unaudited Pro Forma Combined Financial Information of Interstate Energy Corporation is filed herewith as EX-99.1.


   INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

   The 1997, 1996 and 1995 financial statements, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP, dated January 29, 1998, appearing on pages 9 through 29 of Exhibit EX-13, are incorporated in this Form 10-K Annual Report. The following additional data, as attached on EX-23 and S-1 should be read in conjunction with the financial statements in such Exhibit EX-13.

   Schedules and other historical financial information not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                                                   Page or Exhibit Reference


                                                     Form
                                                     10-K      ExhibitEX-13

   Consent of Independent Auditors                   EX-23

   Financial Statements:
     Statements of Income for the years ended
       December 31, 1997, 1996 and 1995                             9
     Balance Sheets as of December 31, 1997 and 1996                10 & 11
     Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995                             12
     Statements of Capitalization as of December 31,
       1997 and 1996                                                13
     Statements of Retained Earnings for the years
       ended December 31, 1997, 1996 and 1995                       14
     Notes to Financial Statements                                  15 - 29
     Selected Financial Data                                        32
     Common Stock Market Data                                       33

   Management's Discussion and Analysis                             1 - 8

   Schedule II:  Valuation and Qualifying Accounts
                         and Provisions                 27

   Report of Independent Auditors                       28


   Exhibit
   Number    Description of Exhibit

   2.1 Agreement and Plan of Merger, dated as of November 10, 1995, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company and AMW Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K of Interstate Power Company, a Delaware corporation, dated November 10, 1995). **

   2.2 Amendment No. 1 to the Agreement and Plan of Merger and Stock Option Agreements, dated May 22, 1996, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company, AMW Acquisition, Inc., WPLH Acquisition Co. and Interstate Power Company (incorporated by reference to Exhibit 2.1 to the Form 8-K of Interstate Power Company, a Delaware corporation, dated May 22, 1996). **

   2.3 Amendment No. 2 to the Agreement and Plan of Merger, as amended, dated August 16, 1996, by and among WPL Holdings, Inc., IES Industries, Inc., Interstate Power Company, WPLH Acquisition Co. and Interstate Power Company (incorporated by reference to Exhibit 2.1 to the Form 8-K of Interstate Power Company, a Delaware corporation, dated August 23, 1996). **

   3.(i).1 Restated Certificate of Incorporation of Interstate Power Company as originally filed April 18, 1925 and as amended
             effective through October 21, 1993.   **

   3.(i).2 Certificate of Amendment to the Restated Certificate of Incorporation of Interstate Power Company, effective March 4,
             1997.   **

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

   10.1 P Gas Portfolio Management and Sales Contract between Interstate Power Company and MidCon Gas Services Corp. filed under Form SE
             as confidential and non-public.   **

   10.2      Mid-Continent Area Power Pool (MAPP) Restated Agreement dated
             January 12, 1996.   **

   10.3      Mid-Continent Area Power Pool (MAPP) Center Agreement dated
             December 2, 1996.   **

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

   12        Statement re Computation of Ratios.   *

   13 The Company's 1997 Financial Statements, Management's Discussion and Analysis, Selected Financial Data and Common Stock Market
             Data.   *

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

   99.5 Interstate Power Company Supplemental Retirement Plan as amended and restated November 10, 1995 and December 9, 1997. *

   99.6 Supplemental information re: Directors and Executive officers as required by Regulation S-K. *

   99.7      Interstate Power Company Irrevocable Trust Agreement dated
             December 1997.*

   *    Filed Herewith
   **   Previously Filed

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INTERSTATE POWER COMPANY


   Date    March 27, 1998                 By    /s/ M. R. CHASE
                                           (M. R. Chase,
                                           President and Chief
                                           Executive Officer)


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

   /s/ J. E. BYRNS               Director
      (J. E. Byrns)

   /s/ A. D. CORDES              Director
      (A. D. Cordes)

   /s/ J. L. HANES               Director
      (J. L. Hanes)

   /s/ G. L. KOPISCHKE           Director
      (G. L. Kopischke)



   Date   March 27, 1998


                                                                                                                     SCHEDULE II

                                                      INTERSTATE POWER COMPANY

                                          VALUATION AND QUALIFYING ACCOUNTS AND PROVISIONS
                                        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                               (Thousands of Dollars)
   COLUMN A                            COLUMN B                      COLUMN C                COLUMN D         COLUMN E

                                                                    ADDITIONS
                                      BALANCE AT           CHARGED             CHARGED        DEDUCTION       BALANCE
                                      BEGINNING              TO               TO OTHER         FROM           AT END
  DESCRIPTION                          OF YEAR             INCOME             ACCOUNTS        RESERVES        OF YEAR
   YEAR ENDED DEC. 31, 1997
    Valuation account
    deducted from caption
    of which it applies -
    accumulated provision
    for doubtful accounts                   $200                $285              $172(a)        $457 (b)        $200
                                     ===========            ========           =========       =========      =======

    Provision for medical
    benefits, injuries
    and damages                           $3,025              $5,069              $568         $5,709 (c)      $2,953
                                     ===========            ========           =========       =========      =======

   YEAR ENDED DEC. 31, 1996
    Valuation account
    deducted from caption
    of which it applies -
    accumulated provision
    for doubtful accounts                   $200                $277              $143(a)        $420 (b)        $200
                                       =========          ==========          ==========      ==========    =========

    Provision for medical
    benefits, injuries
    and damages                           $4,682              $6,469            $1,215         $9,341 (c)      $3,025
                                       =========          ==========          ==========      ==========    =========

   YEAR ENDED DEC. 31, 1995
    Valuation account
    deducted from caption
    of which it applies -
    accumulated provision
    for doubtful accounts                   $200                $169              $144(a)        $313 (b)        $200
                                       =========          ==========          ==========      ==========    =========

    Provision for medical
    benefits, injuries
    and damages                           $4,671              $5,729            $1,081         $6,799 (c)      $4,682
                                       =========          ==========          ==========      ==========    =========

   (a) Recoveries on accounts previously written off.
   (b) Accounts written off.
   (c) Claims and damages paid and expenses in connection therewith.


   INDEPENDENT AUDITORS' REPORT


   Interstate Power Company:

   We have audited the financial statements of Interstate Power Company as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 29, 1998; such financial statements and report are included elsewhere in this Form 10-K Annual Report. Our audits also included the financial statement schedule of Interstate Power Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


   /s/ Deloitte & Touche LLP

   Deloitte & Touche LLP
   Davenport, Iowa

   January 29, 1998

   INDEX OF EXHIBITS FILED HEREWITH:



   EX-12           Statement re Computation of Ratios

   EX-13 The Company's 1997 Financial Statements, Management's Discussion and Analysis, Selected Financial Data and Common Stock Market Data

   EX-23           Consent of Independent Auditors

   EX-27 Financial Data Schedule (required for electronic filing only in accordance with Item 601 (c) (1) of Regulation S-K)

   EX-99.1 Unaudited Pro Forma Combined Financial Information of Interstate Energy Corporation

   EX-99.5 Interstate Power Company Supplemental Retirement Plan as amended and restated November 10, 1995 and December 9, 1997

   EX-99.6 Information regarding Directors and Executive Officers required by Regulation S-K under Items 10, 11 and 12.

   EX-99.7 Interstate Power Company Irrevocable Trust Agreement dated December 1997.